Form 10-K
period 2003-04-30
FRUIT OF THE LOOM UNSECURED CREDITORS TRUST
filed 2003-08-04
CIK 1256923

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT FOR THE FISCAL YEAR ENDED APRIL 30, 2003

Commission File Number 001-08941*

FRUIT OF THE LOOM UNSECURED CREDITORS TRUST

(Exact name of registrant as specified in its charter)

Delaware	04-6979618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Clingman & Hanger Management Associates, LLC 11038 Lakeridge Parkway, Suite 4 Ashland, VA	23005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 804-550-7911

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Not applicable. Reference is made to the Form 15 filed on May 2, 2002.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. Not applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE: NONE

* Fruit Of The Loom Unsecured Creditors Trust is a transferee of certain of the assets and liabilities of Fruit of the Loom, Inc., and files reports under Fruit of the Loom, Inc.’s former Commission file number. Fruit of the Loom, Inc. filed a Form 15 on May 2, 2002, indicating its notice of termination of registration and filing requirements.

This report includes “forward-looking statements”. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts, which typically may be identified by use of terms such as “anticipate,” “believe,” “estimate,” “plan,” “may,” “expect,” “intend,” “could,” “potential,” and similar expressions, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included in this report represent the Trust Administrator’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. The forward looking statements are subject to a number of risks and uncertainties. We do not intend to update any of these factors or to publicly announce the results of any revisions to these forward-looking statements.

PART I

ITEM 1.	BUSINESS.

Background

On December 29, 1999, Fruit of the Loom, Ltd. (“FTL Ltd.”), a Cayman Islands Company, NWI-I, Inc., formerly known as Fruit of the Loom, Inc. (“FTL Inc.”), a Delaware corporation, and 32 direct and indirect subsidiaries, debtors and debtors-in-possession (collectively, “Fruit of the Loom”), commenced reorganization cases by filing petitions for relief under chapter 11 of title 11 of the United States Code, 11 U.S.C. ss. 101-1330 (as amended, the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Delaware (the “Court”). On December 30, 1999, FTL Ltd. also commenced a proceeding under the Companies Law of the Cayman Islands (1998 Revision).

On March 19, 2002, Fruit of the Loom filed the Third Amended Joint Plan of Reorganization of Fruit of the Loom under Chapter 11 of the Bankruptcy Code (the “Third Amended Reorganization Plan”). On April 19, 2002, the Court entered an order (the “Confirmation Order”), confirming the Third Amended Reorganization Plan. The Third Amended Reorganization Plan, among other things, implemented the sale of Fruit of the Loom’s basic apparel business as a going concern to New FOL Inc., a wholly owned subsidiary of Berkshire Hathaway Inc., pursuant to the terms, and subject to the conditions, of the Asset Purchase Agreement dated as of November 1, 2001 (as amended, the “Berkshire Agreement”). The Third Amended Reorganization Plan became effective on April 30, 2002 and all securities of FTL, Inc. and FTL Ltd. were deregistered on May 2, 2002 pursuant to a Form 15 filed with the Commission.

Process of Liquidation

The Fruit of the Loom Unsecured Creditors Trust (“UCT”) was established to perform certain of the obligations of Fruit of the Loom pursuant to the Third Amended Reorganization Plan including (i) receiving distributions intended for unsecured creditors holding Allowed Class 4A Claims (the “Claims”) and distribution of those funds to those holders as their Claims are Allowed; and (ii) prosecuting, settling, or otherwise resolving objections to Unsecured Claims (other than certain specified claims) and certain actions involving the Creditors’ Committee. The Third Amended Reorganization Plan also established the FOL Liquidation Trust.

Unsecured Creditors Trust

Under the Third Amended Reorganization Plan, holders of Claims (a) became beneficiaries of the UCT entitling them to a ratable proportion of all distributions made by the UCT in respect of the UCT’s beneficial interest in the FOL Liquidation Trust, and the UCT Claims (as defined below), and (b) received an uncertificated Beneficial Interest in the UCT in proportion to their pro rata share of Claims. Pursuant to the terms of the Third Amended Reorganization Plan, and through the date hereof, the UCT has received:

(a) $19,037,776 in payments from the FOL Liquidation Trust which represents 190/445 of 7.5% of the distributions made to date by the FOL Liquidation Trust on account of the UCT’s beneficial interests in the FOL Liquidation Trust. The UCT anticipates that it will receive future distributions from the FOL Liquidation Trust, but no assurances can be given as to the timing and amount of such distributions. The UCT’s interest in the FOL Liquidation Trust represents the UCT’s interest in (i) the purchase price under the Berkshire Agreement, adjusted to deduct certain amounts and (ii) proceeds of the liquidation of the remaining assets and companies of Fruit of the Loom (the “Non-Core Assets”); and

(b) certain claims and causes of action (defined in the Plan as the “UCT Claims”), which the Unsecured Creditors Trust Advisory Committee and the Trust Administrator have determined not to pursue following an analysis of the likelihood of collecting payments in a cost effective manner.

The UCT also received an initial funding amount of $2,705,000 (the “Initial Funding Amount”) to be used to fund permitted case administration expenses. These funds are not available for distributions to holders of Beneficial Interests. Any portion of the Initial Funding Amount which remains unused upon the termination of the UCT is to be repaid to the FOL Liquidation Trust.

FOL Liquidation Trust

The timing of distributions to holders of Beneficial Interests in the UCT will in part be dependent upon the timing of distributions by the FOL Liquidation Trust. The FOL Liquidation Trust was created to distribute the proceeds of the Berkshire Agreement and Non-Core Assets and in connection therewith pay certain claims associated with administrative expenses, the debtor in posession credit facility, tax claims, certain secured claims; and make distributions to (i) holders of Allowed Class 2 Claims, (ii) the Unsecured Creditors Trust and (iii) certain Allowed Trade Claims. The FOL Liquidation Trust was also created to resolve disputed Administrative Expenses, Other Secured, Priority and Class 5 Claims. In connection with its operations, the FOL Liquidation Trust shall also establish and administer a separate Disputed Reserve and provide indemnification for Released Parties, each in accordance with the Third Amended Reorganization Plan.

Terms of the Unsecured Creditors Trust

Governance

The UCT is governed by an Unsecured Creditors Trust Agreement (the “UCT Agreement”). The Trust Administrator of the UCT is Clingman & Hanger Management Associates, LLC. An Unsecured Creditors Trust Advisory Committee, comprised of not less than three and not more than five members, has the authority to appoint any successor Trust Administrator. The UCT has no full-time or part time employees.

Limited Purpose

The purpose of the UCT is primarily for (i) receiving distributions intended for unsecured creditors holding Class 4A Claims and distribution of those funds to those holders as their Claims are Allowed; and (ii) prosecuting, settling, or otherwise resolving objections to Disputed Class 4A Claims (other than certain specified claims) and certain actions involving the Creditors’ Committee. The UCT shall not have an objective to continue or engage in the conduct of a trade or business except to the extent reasonably necessary to, and consistent with, the liquidating purpose of the UCT. Accordingly, the Trust Administrator is required, in an expeditious but orderly manner, to resolve claims, make timely distributions, and not unduly prolong the duration of the UCT.

Holders of Beneficial Interests

Each holder of an Allowed Class 4A Claim under the Plan is deemed to hold a pro rata Beneficial Interest in the UCT. Beneficial Interests are not negotiable and may only be transferred after written notice to the Trust Administrator: (a) pursuant to applicable laws of descent and distribution (in the case of a deceased individual beneficiary), or (b) by operation of law. The Beneficial Interests are not certificated. Under the Plan, and pursuant to 11 U.S.C. § 1145, the issuance of the Beneficial Interests was exempt from the registration requirements of Section 5 of the Securities Act of 1933 and any state or local law requiring registration for offer or sale of a security or registration or licensing of an issuer of, underwriter of, or broker dealer in such securities.

Limited Ability to Invest

To the extent the Trust Administrator invests income and proceeds prior to distribution or invests cash retained to meet the UCT’s expenses and liabilities, such investments may only be made in demand and time deposits such as short-term certificates of deposit in banks or other savings institutions, or other temporary liquid investments, such as Treasury bills, which are not inconsistent with the UCT’s status as a liquidating trust for tax purposes.

Limited Term

The UCT will terminate upon payment to the holders of Beneficial Interests of all of the UCT’s assets and in any event upon the third anniversary of the Effective Date of the Third Amended Reorganization Plan. The life of the UCT may, however, be extended by the Bankruptcy Court, upon motion by a party in interest, upon a finding by the Bankruptcy Court that an extension is necessary for the liquidating purposes of the UCT. The Trust Administrator does not currently anticipate that such an extension will be necessary.

Voting

The holders of Beneficial Interests do not have any voting rights pursuant to the UCT Agreement.

Reporting by Trust Administrator

The Trust Administrator is required to issue quarterly written reports to the Court (and make available to the holders of Beneficial Interests) which include: (i) unaudited financial statements of the UCT at the end of such quarter, including the receipts and disbursements of the UCT for such period, and (ii) a description of any action taken by the Trust Administrator in the performance of its duties which materially and adversely affected the UCT, and of which notice had not previously been given to the Holders of Beneficial Interests.

In addition, the Trust Administrator is required, within 120 days after the end of each calendar year (unless the UCT was terminated during that calendar year), to submit to the Court (and make available to the holders of Beneficial Interests) written reports disclosing transactions for the prior calendar year, including: (i) unaudited financial statements of the UCT at the end of such calendar year, including the receipts and disbursements of the UCT for the year, (ii) a description of any action taken by the Trust Administrator in the performance of its duties which materially and adversely affected the UCT and of which notice had not previously been given to the Holders of Beneficial Interests, and (iii) to the extent determinable, a separate statement for each holder of Beneficial Interests setting forth the holder’s share of items of income, gain, loss, deduction or credit and instructions to all holders of Beneficial Interests to report such items on their federal income tax returns.

The Trust Administrator will also file with the SEC (1) an annual report under the cover of Form 10-K; (2) quarterly reports under the cover of Form 10-Q ; and (3) whenever a material event relating to the Trust occurs, a current report under the cover of Form 8-K.

ITEM 2.	PROPERTIES.

The UCT does not hold any material physical properties.

ITEM 3.	LEGAL PROCEEDINGS.

Pursuant to the Third Amended Reorganization Plan, the UCT operates under the jurisdiction and supervision of the Court and will continue to do so until all general unsecured claims are resolved and the UCT is terminated pursuant to the terms of the Third Amended Reorganization Plan.

Since its inception, the UCT has filed various Omnibus Claims Objections motions with the Court in connection with bankruptcy claims resolution. Most of the general unsecured claims as to which objections were previously filed have been resolved either consensually or by default order entered by the Court. The Court retains jursidiction to hear disputed claims matters in the event that the parties are unable to consensually resolve any of the remaining claims as to which objections are pending. The UCT anticipates filing additional Claims objections in the future.

The UCT is not aware of any facts or circumstances giving rise to any claims that would result in litigation against the UCT, nor is the UCT planning to file suit against any third party, except as it may relate to claims resolution

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The holders of Beneficial Interests do not have any voting rights pursuant to the UCT Agreement.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Beneficial Interests are not listed on any securities exchange or quoted on the Nasdaq Stock Market or OTC Bulletin Board. The UCT is not currently aware of the existence of an established public trading market for the Beneficial Interests and the UCT does not expect any public trading market to develop. At April 30, 2003, there were approximately 684 holders of record of Beneficial Interests

Holders

The Beneficial Interests are not transferable except by will, intestate succession or operation of law. At April 30, 2003, the UCT had approximately 684 Beneficiaries of record and 1414 additional potential Beneficial Interests outstanding.

Distributions

During the fiscal year ended April 30, 2003, the UCT made a liquidating distribution to the Beneficiaries of $0.039297 per Beneficial Interest.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data of the UCT are qualified by reference to and should be read in conjunction with the financial statements, related notes thereto, other financial data included elsewhere herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included elsewhere in this Annual Report on Form 10-K. The results for the fiscal year ended April 30, 2003 are not comparable to any prior period because the UCT began operations as of April 30, 2002.

CHANGES IN NET ASSET DATA (in thousands, except per Beneficial Interest amounts)

Year ended April 30, 2002
Receipts
Distributions from FOL Liquidation Trust	$19,038
Initial Funding of UCT Case Administration Expenses	$2,705
Interest and Other Income	$339
Disbursements & Expenses:
Distributions from UCT	$(3,592)
Trust Expense	$(1,058)
Net Receipts ( Disbursements & Expenses)	$17,431

NET ASSET DATA (in thousands, except per Beneficial Interest amounts)

Year ended April 30, 2002
Assets
Total Assets	$17,431

Liabilities (Reserves)
Distribution Reserve for Allowed and Disputed Claims	$15,784
Case Administration Expense Reserve	$1,647

Total Liabilities	$17,431

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and related notes included in this Form 10-K.

Application of Critical Accounting Policies

The Trust Administrator believes the following critical accounting policies, among others, are subject to significant judgments and estimates used in the preparation of these financial statements.

Cash Basis of Accounting

The UCT financial statements are prepared on a cash basis of accounting. Transactions (including the recording of interest earned) are recorded when cash is received or disbursed. The Cash Basis Balance Sheet includes cash arising from cash transactions, while the Statement of Operations includes cash receipts as additions and cash disbursements as expenses/deductions. The Trust Agreement, approved by the Bankruptcy Court as part of the confirmation of the Plan, provides for the fiscal year of the UCT to end on April 30.

The UCT’s financial statements present, to the best of the Trust Administrator’s knowledge, the cash receipts and disbursements from the UCT for the period reported. The financial reports and accompanying information were prepared for the use of the Trust Administrator and the UCT Advisory Committee (the “UCTAC”) and for filing with the Bankruptcy Court in accordance with Section 7.1 of the Trust Agreement.

Reserves

No accrual has been made for potential liabilities or recoveries (including interest earned, but not yet received or estimates of future distributions from the FOL Liquidation Trust), however, the UCT has established Disputed Claim Reserves and Other Reserves as required or allowed by the Plan and the Trust Agreement, which reserves have been established in the reasonable business judgment of the Trust Administrator and pursuant to order of the Bankruptcy Court.

Tax Status

The UCT is intended to qualify as a liquidating trust for federal income tax purposes, and therefore should be taxable as a grantor trust. The holders of Beneficial Interests will be treated as grantors; accordingly their pro rata share of all items of income, gain, loss, deduction and credit will be included in the income tax returns of the holders of Beneficial Interests.

Changes in net assets – Inception to April 30, 2003

Funding from FOL Liquidation Trust nd Investment Income

Since its inception, the UCT has received distributions from the FOL Liquidation Trust in the aggregate amount of $19,037,776. The UCT’s investments yielded interest income in the amount of $338,723.

Distributions

With the approval of the Bankruptcy Court, the UCT made its first distribution to holders of the Initial Allowed Claims on October 30, 2002 (the “Initial Distribution”). As of April 30, 2003, the UCT has distributed $3,592,198 to holders of Allowed Cliams, including claims which became allowed subsequent to October 30, 2002.

Reserves

In accordance with the terms of the Third Amended Reorganization Plan, the UCT has established reserves for allowed and disputed claims which amounted to $15,784,302 at April 30, 2003. The Disputed Claims reserve consists of the ratable proportion of all cash allocated for distribution on account of each disputed claim based upon the asserted amount of each disputed claim or such amount as may be agreed to by the holder of the Claim and the UCT or as may otherwise be determined by the Court. On September 18, 2002, the UCT filed a motion (the “First Reserve Motion”) with the Bankruptcy Court to establish the amount of the Disputed Reserve. On October 10, 2002, the Bankruptcy Court granted the UCT’s First Reserve Motion and entered an order approving the Initial Distribution and the Disputed Reserves Proposed in the First Reserve Motion. As of April 30, 2003, the UCT also continues to hold $996,675 for 240 holders of Allowed Claims who have not provided the taxpayer identification information required by the Trust Agreement.

The UCT holds a Case Administration Expense Reserve in the amount of $1,646,966.25 as of April 30, 2003, which is to be used to fund expenses of adminstering the UCT, as more particularly described the the Trust Expenses section below.

Outstanding Claims

On the date of inception of the UCT, there were approximately 3,450 Class 4A Claims. The UCT has filed various objections to Claims and, after notice and hearing, orders allowing and expunging claims of non-responding claimants were entered by the Court. The UCT has resolved certain other claims on a consensual basis. As a result, on April 30, 2003, there are approximately 2,098 Class 4A Claims remaining. Of this amount, 684 claims which have total amount of $116,774,127 have been allowed. There remain approximately 1,414 Disputed Claims.

Trust Expenses

The UCT incurred expenses totalling $1,058,034 from its inception through April 30, 2003 which include trust administration, professional fees, claims resolution, and other costs. Trust expenses include the fees of the Trust Administrator which are paid pursuant to the fee arrangement agreed to and approved by the UCTAC upon the appointment of the Trust Administrator in conjunction with confirmation of the Plan and the formation of the UCT.

Pursuant to the Third Amended Reorganization Plan, the UCT received $2,705,000, which is allocated solely for trust expenses and which is to be returned to the FOL Liquidation Trust to the extent not used for such expenses. At this time, while reserving all of its rights with respect thereto, the UCT believes that no additional funds need be allocated from the Distribution Reserve for Allowed and Disputed Claims as possible funding for trust expenses of case administration. Accordingly, the amounts expended for trust expenses are not anticipated to impact the distributions to the holders of Allowed Claims in Class 4A due to the separate funding of trust expenses.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Reserves held by the UCT are invested through, and with the investment advice of, the Trust Department of Wachovia Bank, N.A. The UCTs holdings of financial instruments are comprised primarily of government agency securities and investment grade corporate securities. All such instruments are classified as securities held to maturity. The UCT seeks reasonable assuredness of the safety of principal and market liquidity by investing in rated fixed income securities. Its market risk exposure consists principally of exposure to changes in interest rates. Its holdings are also exposed to the risks of changes in the credit quality of issuers. The UCT typically invests in the shorter-end of the maturity spectrum. All cash is invested in interest bearing instruments until disbursed.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Fruit Of The Loom

Unsecured Creditors Trust

Cash Balance Sheet

April 30, 2003

(unaudited)

Assets:
Cash	$17,431,268.17

Total Assets	$17,431,268.17

Liabilities (Reserves):
Distribution Reserve for Allowed and Disputed Claims	$15,784,301.92
Case Administration Expense Reserve	1,646,966.25

Total Liabilities (Reserves)	$17,431,268.17

The accompanying notes are an integral part of these financial statements.

Fruit Of The Loom

Unsecured Creditors Trust

Statement of Operations

(unaudited)

Twelve Months Ended April 30, 2003
Receipts:
Distributions from FOL Liquidation Trust	$19,037,776.00
Initial Funding of UCT Case Administration Expenses	2,705,000.00
Interest and Other Income	338,723.45

Total Receipts	$22,081,499.45

Disbursements & Expenses:
Distributions from UCT	$(3,592,197.53)
Trust Expenses	(1,058,033.75)

Total Disbursements & Expenses	$(4,650,231.28)

Net Receipts ( Disbursements & Expenses)	$17,431,268.17

The accompanying notes are an integral part of these financial statements.

Fruit Of The Loom

Unsecured Creditors Trust

Statement of Cash Flows

(unaudited)

Twelve Months Ended April 30, 2003
Cash Flow from Unsecured Creditor Trust Funding:
Distributions from FOL Liquidation Trust	$19,037,776.00
Initial Funding of UCT Case Administration Expenses	2,705,000.00

Total	$21,742,776.00

Cash Flow from Investing Activities:
Interest and Other Income	$338,723.45

Total	$338,723.45

Cash Flow from Trust Operations:
Distributions from UCT	$(3,592,197.53)
Trust Expense	(1,058,033.75)

Total	$(4,650,231.28)

Cash at the end of period	$17,431,268.17

The accompanying notes are an integral part of these financial statements.

FRUIT OF THE LOOM

UNSECURED CREDITORS TRUST

LIQUIDATING TRUST NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

1.	General

On December 29, 1999, Fruit of the Loom, Inc. (“FTL”) filed with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. The Third Amended Joint Plan of Reorganization of Fruit of the Loom, et. al. (the “Plan”) was confirmed by the Bankruptcy Court on April 19, 2002. The Plan became effective on April 30, 2002 (the “Effective Date”). In accordance with the Plan, the apparel business of Fruit of the Loom was sold to Berkshire Hathaway, Inc. pursuant to the Asset Purchase Agreement (the “APA”) by and between Fruit of the Loom, Ltd., Fruit of the Loom, Inc., Union Underwear, Inc., FTL Caribe, Ltd. (the “Sellers”) and New FOL, Inc. (the “Purchaser”) and Berkshire Hathaway, Inc.

The Fruit of the Loom Unsecured Creditors Trust (the “UCT”) was established pursuant to the Plan. The operation of the UCT is governed by the Plan and the Trust Agreement executed pursuant thereto. Terms which are not defined herein are defined in the Plan and the Trust Agreement. Clingman & Hanger Management Associates, LLC serves as the Trust Administrator (the “Trustee”) of the UCT. The UCT was established to perform certain obligations of FTL under the Plan, including: (a) receiving distributions from the FOL Liquidation Trust intended for holders of Allowed Class 4A Claims (the “Trust Claims”) and distributing those funds to those holders; (b) holding and distributing any proceeds received from the Creditors’ Committee Action; (c) having the exclusive authority to prosecute, settle or otherwise resolve objections to Disputed Trust Claims and to prosecute, settle or otherwise resolve the Creditors’ Committee Action and (d) such other purposes as set forth in the Plan and the Trust Agreement.

To the extent of any inconsistency between these Notes to the Unaudited Financial Statements and the Plan or the Trust Agreement, the terms of the Plan or the Trust Agreement (as the case may be) control.

2.	Beneficiaries and Beneficial Interests

The Beneficiaries of the UCT are the holders of Allowed Class 4A claims. Each holder of an Allowed Class 4A Claim receives an uncertificated beneficial interest in the UCT in proportion to their pro rata share of Trust Claims.

3.	Summary of Significant Accounting Policies and Method of Accounting

The UCT financial statements are prepared on a cash basis of accounting. Transactions (including the recording of interest earned) are recorded when cash is received or disbursed. The Cash Basis Balance Sheet includes cash arising from cash transactions, while the Statement of Operations includes cash receipts as additions and cash disbursements as expenses/deductions. The Trust Agreement, approved by the Bankruptcy Court as part of the confirmation of the Plan, provides for the fiscal year of the UCT to end on April 30.

The UCT’s financial statements present, to the best of the Trustee’s knowledge, the cash receipts and disbursements from the Trust for the period reported. The financial reports and accompanying information were prepared for the use of the Trustee and the UCT Advisory Committee (the “UCTAC”) and for filing with the Bankruptcy Court in accordance with Section 7.1 of the Trust Agreement.

4.	Commitments, Contingencies and Recoveries

As discussed in Note 1, the financial statements are prepared on a cash basis. Accordingly, no accrual has been made for potential liabilities or recoveries (including interest earned, but not yet received or estimates of future distributions from the FOL Liquidation Trust), however, the Trust has established Disputed Claim Reserves and Other Reserves as required or allowed by the Plan and the Trust Agreement, which reserves have been established in the reasonable business judgment of the Trustee and pursuant to order of the Bankruptcy Court as described in Note 5.

5.	Claims, Distributions and Reserves

The UCT has filed various Omnibus Objections to Claims and, after notice and hearing, orders allowing and expunging claims of non-responding claimants were entered by the Court. The UCT has resolved certain other claims on a consensual basis.

On the Effective Date, there were approximately 3,450 Class 4A Claims. As of April 30, 2003, there are approximately 2,098 Class 4A Claims remaining, of which 684 have been Allowed, leaving approximately 1,414 Disputed Claims.

With the approval of the Bankruptcy Court, the UCT made its first distribution to holders of the Initial Allowed Claims on October 30, 2002 as required by Section 4.5(b) of the Trust Agreement. Section 8.6 of the Plan provides that on the Initial Distribution Date, the UCT shall establish a separate Disputed Reserve for Disputed Claims, consisting of the ratable proportion of all cash allocated for distribution on account of each Disputed Claim based upon the asserted amount of each Disputed Claim or such amount as may be agreed to by the holder of the Claim and the UCT or as may otherwise be determined by the Court. On September 18, 2002, the UCT filed a motion (the “First Reserve Motion”) with the Bankruptcy Court to establish the amount of the Disputed Reserve. On October 10, 2002, the Bankruptcy Court granted the UCT’s First Reserve Motion and entered an order approving the Initial Distribution and the Disputed Reserves Proposed in the First Reserve Motion (the “Initial Distribution Reserve Order”). Based upon the amount of the claims for which reserves were established, an Initial Distribution of 3.9297% was authorized by the court and made by the UCT to holders of Allowed Claims as described below.

As of April 30, 2003, 684 claims have been allowed in the total amount of $116,774,127. The Initial Distribution of 3.9297% has been disbursed to holders of 444 Allowed Claims who have provided the UCT with taxpayer identification numbers as required by the Trust Agreement. As of April 30, 2003, $3,592,197.53 has been disbursed and the UCT continues to hold $996,675 for 240 holders of Allowed Claims who have not provided the taxpayer identification information required by the Trust Agreement. Such funds will be disbursed upon receipt of the necessary taxpayer identification numbers.

Except as set forth in the First Reserve Motion, the UCT did not seek estimation of individual claims, but rather an estimation of certain categories of claims as described therein. This approach has less adverse impact upon the claimants than would the estimation of each claim, because the aggregate estimation does not limit any individual claimant’s claim. Notwithstanding anything contained herein or in the First Reserve Motion, the amounts reflected herein for the Disputed Claims are for reserve purposes only, and the UCT reserves the right to object to any claim, and to continue to pursue any pending objection to any claim.

Since the Effective Date, the UCT has received distributions from the FOL Liquidation Trust in the aggregate amount of $19,037,776, which is reflected in the cash balances as of April 30, 2003 as part of the Reserve for Allowed and Disputed Claims. As of April 30, 2003, the UCT holds total reserves of $15,784,301.92 for Allowed and Disputed Claims.

6.	Trust Termination

The UCT shall terminate upon the distribution of all assets held in UCT but not later than three years after the Effective Date; provided, however, if the Trustee determines it to be in the best interest of the Beneficiaries, and subject to the approval of the Bankruptcy Court, the term of the UCT may be extended for one or more finite terms. The Trust Agreement originally provided that the UCT would terminate not later than five years after the Effective Date (subject to extension with approval of the Bankruptcy Court). In conjunction with commencement of periodic reporting to the Securities and Exchange Commission (“SEC”), the UCT and the UCTAC amended the Trust Agreement to provide for the UCT’s termination not later than three years after the Effective Date (subject to extension with approval of the Bankruptcy Court) to be consistent with published advice from the SEC to other liquidating trusts.

7.	Income Tax Status

The receipt of the uncertificated interest in the UCT constitutes full satisfaction of a Beneficiary’s claim against FTL. Pursuant to the Plan, as of the Effective Date, a Beneficiary was deemed to have received its allocable share of the assets that were then deemed contributed to the UCT.

Upon the advice of tax counsel, the UCT determined that Grantor Trust Statements are required to be issued after the end of the UCT’s first fiscal year, which is April 30, 2003. Accordingly, 2003 Grantor Trust Statements will be issued to Beneficiaries reporting required tax information, including each grantor’s share of the income, gain, deductions, loss or credits of the Trust attributable to the period from the date of the Trust’s formation through the end of the UCT’s first fiscal year on April 30, 2003, with the amounts so reported to be reflected on the Beneficiary’s appropriate 2003 tax return.

All entities that receive distributions under the Plan are responsible for reporting and paying, as applicable, taxes on account of their distributions. Each Beneficiary is strongly advised to consult its own tax advisor regarding the federal, state, local and foreign tax consequences of holding or disposing of an interest in the UCT and of receiving distributions from the UCT.

8.	Disbursements and expenses

The Statement of Operations includes a section titled “Disbursements & Expenses” and the Statement of Cash Flows includes a section titled “Cash Flow from Trust Operations”. Both of these sections have line items titled “Distributions by UCT” and “Trust Expenses”. Set forth below are the descriptions of the types of disbursements and expenses included in each line item:

Distributions

These amounts represent payments made to the holders of Allowed Claims in Class 4A, as described in Note 5. Pursuant to the Initial Distribution Reserve Order, the initial distribution of $1,287,945 was made on October 30, 2002 to holders of Allowed Claims who had provided the UCT with their taxpayer identification numbers. An additional $2,304,252 has been distributed since that time pursuant to the terms of the Trust Agreement to holders of Allowed Claims in Class 4A which became allowed subsequent to the initial distribution.

Trust Expenses

These amounts represent payment of expenses of the UCT, including trust administration, professional fees, claims resolution, and other costs. Trust expenses include the fees of the Trustee which are paid pursuant to the fee arrangement agreed to and approved by the UCTAC upon the appointment of the Trustee in conjunction with confirmation of the Plan and the formation of the UCT.

Pursuant to Section 7.23.5 of the Plan, the UCT received $2,705,000, which is allocated solely for trust expenses and which is returned to the FOL Liquidation Trust to the extent not used for such expenses. At this time, while reserving all of its rights with respect thereto, the UCT believes that no additional funds need be allocated from the Distribution Reserve for Allowed and Disputed Claims as possible funding for trust expenses of case administration. Accordingly, the amounts expended for trust expenses are not anticipated to impact the distributions to the holders of Allowed Claims in Class 4A due to the separate funding of trust expenses.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information Regarding the Trust Administrators

The UCT has no Directors or Officers. Clingman & Hanger Management Associates, LLC is the Trust Administrator of the UCT. The names, titles and ages of the Principals of Clingman & Hanger Management Associates, LLC as of July 15, 2003 are as follows:

Name	Title	Age	Term
W. Edward Clingman, Jr.	Principal	50	Until a successor is duly elected and qualified

Teresa S. Hanger	Principal	42	Until a successor is duly elected and qualified

W. Edward Clingman, Jr.

Ed Clingman is a lawyer, certified public accountant and business executive, with more than 20 years experience. He is a 1978 graduate of the University of Virginia Law School and also earned his B. S. in Accounting from the University of Virginia.

Mr. Clingman founded Clingman & Hanger Management Associates, LLC (C&H) in 1999 and is a principal of C&H. Among other projects undertaken by C&H, Mr. Clingman has (i) directed the dissolution and wind-down of Venture Stores Inc, in its liquidating Chapter 11 bankruptcy proceeding in the U. S. Bankruptcy Court for the District of Delaware during 1990-2000, (ii) completed administration of the Drug Emporium Liquidating Trust (established in connection with the confirmed Chapter 11 Plan of Drug Emporium in the U. S. Bankruptcy Court for the Western District of Ohio), resolving all general unsecured claims and making final distributions to creditors during 2001-2002, and (iii) is currently serving, through C&H, as exclusive windown and liquidation agent for Homeland Stores in its liquidating Chapter 11 bankruptcy proceeding in the Western District of Oklahoma.

Prior to forming Clingman & Hanger, Mr. Clingman was with Best Products, Co. Inc., which he joined in March 1993. In January 1997, he became President and CEO of Best in order to head up Best’s liquidation and related wind-down. Prior to that, he was a senior officer of Best with increasing legal and business responsibilities, including bankruptcy management, legal, insurance, risk management, real estate, facilities, head of a special team creating and implementing alternative business concepts for Best and (briefly) visual merchandising.

Mr. Clingman was previously a partner in the law firm of McGuire, Woods, Battle & Boothe (now McGuire Woods).

Mr. Clingman was a member of the Board of Directors and Chairman of the Audit Committee of Bradlees, Inc., from its emergence from bankruptcy in February, 1999 until confirmation of its plan of liquidation in its second bankruptcy in December, 2001.

Teresa S. Hanger

Teresa Hanger is an attorney and business executive with extensive experience in bankruptcy administration. She received her J.D. from the College of William & Mary, Marshall Wythe School of Law in 1987 where she served on the Editorial Board of the Law Review and graduated with the Order of the Coif distinction. She received a B.A. magna cum laude, from Roanoke College in 1982.

As a Principal of C&H, Ms. Hanger has materially participated in (i) the dissolution and wind-down of Venture Stores Inc, in its liquidating Chapter 11 bankruptcy proceeding in the U. S. Bankruptcy Court for the District of Delaware during 1990-2000, (ii) the administration of the Drug Emporium Liquidating Trust (established in connection with the confirmed Chapter 11 Plan of Drug Emporium in the U. S. Bankruptcy Court for the Western District of Ohio), resolving all general unsecured claims and making final distributions to creditors during 2001-2002, and (iii) is currently working through C&H, as exclusive windown and liquidation agent for Homeland Stores in its liquidating Chapter 11 bankruptcy proceeding in the Western District of Oklahoma.

Prior to forming Clingman & Hanger Management Associates, LLC, in 1999 with Ed Clingman, she held several positions with Best Products Co. Inc. until its liquidation. She came to Best in 1991 during Best’s first bankruptcy and was involved in directing bankruptcy claims management, as well as supporting other operational business activities. Along with her legal responsibilities, she also served as Director of Risk Management, managing the company’s insurance programs. When Best liquidated, she was selected as a key part of the management team for Best’s wind-down in 1997 and promoted to Vice President – Legal & Administration.

Before moving to Best Products, she practiced law for 5 years at the Richmond, Virginia law firm of Little Parsley & Cluverius P.C., focusing on all facets of general business law.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

ITEM 11.	EXECUTIVE COMPENSATION

The UCT has no employees; however, Clingman & Hanger Management Associates, LLC serves as Trust Administrator pursuant to the terms of the UCT Agreement. The Trust Administrator’s compensation is a combination of monthly fees and performance payments. Eighty percent (80%) of the monthly fees are payable each month, with twenty percent (20%) of such fees retained until the final distribution to creditors. The monthly fees began on the month after the Effective Date and are as follows: $60,000 per month for the first three months, $40,000 for months four through six, $30,000 per month for months seven through nine, and $22,000 per month thereafter until conclusion of the Trust Administrator’s work. These monthly fees are substantially less than would be charged by the Trust Administrator on an hourly basis or monthly fee only basis and the Trust Administrator is instead entitled to a distribution/recovery bonus based upon its performance in administering the case. The distribution/recovery bonus will be established between the UCTAC and the Trust Administrator to provide a reasonable aggregate compensation package to the Trust Administrator based upon performance.

In addition, the Trust Administrator is reimbursed for actual, out-of-pocket expenses incurred by the Trust Administrator.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The UCT does not have any securities that vote for the election of the Trust Administrator and, consequently, does not have any “voting securities” within the meaning of the Exchange Act of 1934, as amended, and the regulations thereunder applicable to the disclosure of 5% holders of voting securities. The Trust Administrator is not a beneficial owner of any Beneficial Interests. The Trust Administrator has no knowledge of any arrangements which may result in a change of control of the UCT.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

All operating expenses incurred directly by the UCT are disbursed by the Trust Administrator on behalf of the UCT. The Trust Administrator’s role, among other things, is to complete the liquidation of the assets and to satisfy or discharge the liabilities of the UCT. The Trust Administrator is compensated for such services as described above under Executive Compensation.

ITEM 14.	CONTROLS AND PROCEDURES.

(a) Evaluation Of Disclosure Controls And Procedures

The UCT’s Trust Administrator, after evaluating the effectiveness of the UCT’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days of filing date of the annual report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the UCT’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the UCT would be made known to them by others within the UCT, particularly during the period in which this annual report was being prepared.

(b) Changes in Internal Controls

There were no significant changes in the UCT’s internal controls or in other factors that could significantly affect the UCT’s internal controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements.

The financial statements are filed as part of this report under Item 8 “Financial Statements and Supplementary Data”.

2. Financial Statement Schedules.

All financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the Financial Statements or Notes thereto.

(b) Reports on Form 8-K.

None.

(c) Exhibits.

The following is a list of exhibits filed as part of this Annual Report on Form 10-K. The UCT is incorporating by reference to previous SEC filings each exhibit that contains a footnote. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit Number	Description
2.1	Third Amended Joint Plan of Reorganization of Fruit of the Loom under Chapter 11 of the Bankruptcy Code is incorporated by reference to the Annual Report on Form 10-K of Fruit of the

Loom filed with the Commission on April 15, 2002 (Exhibit 10.(y))
2.2	Asset Purchase Agreement dated as of November 1, 2001 is incorporated by reference to the Current Report on Form 8-K of Fruit of the Loom filed with the Commission on November 9, 2001 (Exhibit 2.1)
4.1	Amended and Restated Unsecured Creditors Trust Agreement
10.1	Amendment No. 1 to the Asset Purchase Agreement is incorporated by reference to the Current Report on Form 8-K of Fruit of the Loom filed with the Commission on December 14, 2001 (Exhibit 2.1)
10.2	Amendment No. 2 to the Asset Purchase Agreement is incorporated by reference to the Current Report on Form 8-K of Fruit of the Loom filed with the Commission on December 14, 2001 (Exhibit 2.2)
10.3	Amendment No. 3 to to the Asset Purchase Agreement is incorporated by reference to the Annual Report on Form 10-K of Fruit of the Loom filed with the Commission on April 15, 2002 (Exhibit 10.(x)).
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Confirmation Order confirming the Third Amended Reorganization Plan is incorporated by reference to the Current Report on Form 8-K of Fruit of the Loom filed with the Commission on May 2, 2002 (Exhibit 99.1)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

THE FRUIT OF THE LOOM UNSECURED CREDITORS TRUST.

By:	CLINGMAN & HANGER MANAGEMENT ASSOCIATES, LLC as Trust Administrator

By:	/s/ W. EDWARD CLINGMAN, JR.
W. Edward Clingman, Jr. Principal

Date: July 31, 2003

Exhibit Index

4.1	Amended and Restated Unsecured Creditors Trust Agreement
31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002