Form 10-Q
period 2003-07-31
FRUIT OF THE LOOM UNSECURED CREDITORS TRUST
filed 2003-09-15
CIK 1256923

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SELECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003

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

This report includes “forward-looking statements”. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts, which typically may be identified by use of terms such as “anticipate,” “believe,” “estimate,” “plan,” “may,” “expect,” “intend,” “could,” “potential,” and similar expressions, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included in this report represent the Trustee’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. The forward looking statements are subject to a number of risks and uncertainties. We do not intend to update any of these factors or to publicly announce the results of any revisions to these forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1  –  FINANCIAL STATEMENTS

Fruit Of The Loom

Unsecured Creditors Trust

Cash Balance Sheet

(unaudited)

	As of July 31, 2003	As of April 30, 2003
Assets:
Cash	$11,294,781	$17,431,268

Total Assets	$11,294,781	$17,431,268

Liabilities (Reserves) :
Distribution Reserve for Allowed and Disputed Claims	$9,955,466	$15,784,302
Case Administration Expense Reserve	$1,339,315	$1,646,966

Total Liabilities (Reserves)	$11,294,781	$17,431,268

The accompanying notes are an integral part of these financial statements

Fruit Of The Loom

Unsecured Creditors Trust

Statement of Cash Flows

(unaudited)

	Three Months Ended July 31, 2003	Three Months Ended July 31, 2002	15 Months From Trust Inception Through July 31, 2003
Cash at Beginning of Period	$17,431,268	$0	$0

Cash Flow from Unsecured Creditor Trust Funding :
Distributions from FOL Liquidation Trust	$768,539	$16,459,967	$19,806,315
Initial Funding of UCT Case Administration Expenses	$0	$2,705,000	$2,705,000

Total	$768,539	$19,164,967	$22,511,315

Cash Flow from Investing Activities :
Interest and Other Income	$35,899	$0	$374,623

Total	$35,899	$0	$374,623

Cash Flow from Trust Operations :
Distributions from UCT	$(6,633,274)	$0	$(10,225,472)
Trust Expense	$(307,651)	$0	$(1,365,685)

Total	$(6,940,925)	$0	$(11,591,157)

Net Cash Flow	$(6,136,487)	$19,164,967	$11,294,781

Cash at End of Period	$11,294,781	$19,164,967	$11,294,781

The accompanying notes are an integral part of these financial statements

Fruit Of The Loom

Unsecured Creditors Trust

Statement of Operations

(unaudited)

	Three Months Ended July 31, 2003	Three Months Ended July 31, 2002	15 Months From Trust Inception Through July 31, 2003
Receipts :
Distributions from FOL Liquidation Trust	$768,539	$16,459,967	$19,806,315
Initial Funding of UCT Case Administration Expenses	$—	$2,705,000	$2,705,000
Interest and Other Income	$35,899	$—	$374,623

Total Receipts	$804,438	$19,164,967	$22,885,938

Disbursements & Expenses :
Distributions from UCT	$(6,633,274)	$—	$(10,225,472)
Trust Expense	$(307,651)	$—	$(1,365,685)

Total Disbursements & Expenses	$(6,940,925)	$—	$(11,591,157)

Net Receipts (Disbursements & Expenses)	$(6,136,487)	$19,164,967	$11,294,781

The accompanying notes are an integral part of these financial statements

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

The Fruit of the Loom Unsecured Creditors Trust (the “UCT”) was established pursuant to the Plan. The operation of the UCT is governed by the Plan and the Trust Agreement executed pursuant thereto. Terms which are not defined herein are defined in the Plan and the Trust Agreement. Clingman & Hanger Management Associates, LLC serves as the Trust Administrator (the “Trustee”) of the UCT. The UCT was established to perform certain obligations of FTL under the Plan, including: (a) receiving distributions from the FOL Liquidation Trust intended for holders of Allowed Class 4A Claims (the “Trust Claims”) and distributing those funds to those holders; (b) holding and distributing any proceeds received from the Creditors’ Committee Action, which the UCT Advisory Committee (the “UCTAC”) subsequently determined not to pursue; (c) having the exclusive authority to prosecute, settle or otherwise resolve objections to Disputed Trust Claims and to prosecute, settle or otherwise resolve the Creditors’ Committee Action and (d) such other purposes as set forth in the Plan and the Trust Agreement.

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

The UCT’s financial statements present, to the best of the Trustee’s knowledge, the cash receipts and disbursements from the Trust for the period reported. The financial reports and accompanying information were prepared for the use of the Trustee and the UCTAC and for filing with the Bankruptcy Court in accordance with Section 7.1 of the Trust Agreement.

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

On the Effective Date, there were approximately 3,450 Class 4A Claims. As of July 31, 2003, there are approximately 1,960 Class 4A Claims remaining, of which 847 have been Allowed, leaving approximately 1,113 Disputed Claims.

With the approval of the Bankruptcy Court, the UCT made its first distribution to holders of the Initial Allowed Claims on October 30, 2002 as required by Section 4.5(b) of the Trust Agreement. Section 8.6 of the Plan provides that on the Initial Distribution Date, the UCT shall establish a separate Disputed Reserve for Disputed Claims, consisting of the ratable proportion of all cash allocated for distribution on account of each Disputed Claim based upon the asserted amount of each Disputed Claim or such amount as may be agreed to by the holder of the Claim and the UCT or as may otherwise be determined by the Court. On September 18, 2002, the UCT filed a motion (the “First Reserve Motion”) with the Bankruptcy Court to establish the amount of the Disputed Reserve. On October 10, 2002, the Bankruptcy Court granted the UCT’s First Reserve Motion and entered an order approving the Initial Distribution and the Disputed Reserves Proposed in the First Reserve Motion (the “Initial Distribution Reserve Order”). Based upon the amount of the claims for which reserves were established, an Initial Distribution of 3.9297% was authorized by the court and made by the UCT to holders of Allowed Claims.

On July 30, 2003, the UCT made its Second Distribution in the amount of 4.5446% to holders of Allowed Claims pursuant to the reserving methodology approved by the Bankruptcy Court for the First Reserve Motion. This brings the total distribution to holders of Allowed Claims to 8.4743% as of July 31, 2003.

As of July 31, 2003, 847 claims have been allowed in the total amount of $135,030,014. The Initial Distribution of 3.9297% and the Second Distribution of 4.5446%, totalling 8.4743%, has been disbursed to holders of 716 Allowed Claims who have provided the UCT with taxpayer identification numbers as required by the Trust Agreement. As of July 31, 2003, $10,225,472 has been disbursed and the UCT continues to hold $1,217,376 for 131 holders of Allowed Claims who have not provided the taxpayer identification information required by the Trust Agreement. Such funds will be disbursed upon receipt of the necessary taxpayer identification numbers.

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

During the quarter ended July 31, 2003, the UCT received distributions from the FOL Liquidation Trust in the amount of $768,539. During the Quarter ended July 31, 2002, the UCT received distributions from the FOL Liquidation Trust in the amount of $16,459,967. Since the Effective Date, the UCT has received distributions from the FOL Liquidation Trust in the aggregate amount of $19,806,315. All of the amounts received from the FOL Liquidation Trust, net of distributions to holders of Allowed Claims, are in the cash balances as part of the Reserve for Allowed and Disputed Claims. As of July 31, 2003, the UCT holds total reserves of $9,955,466 for Allowed and Disputed Claims. As of July 31, 2002, the UCT held total reserves of $16,459,967 for Allowed and Disputed Claims.

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

Distributions

These amounts represent payments made to the holders of Allowed Claims in Class 4A, as described in Note 5. Distributions have been made to holders of Allowed Claims during the quarter ended July 31, 2003 in the aggregate amount of $6,633,274. No distributions were made in the quarter ending July 31, 2002. Aggregate distributions since the inception of the trust total $10,225,472, representing 8.4743% of Allowed Claims to holders who have provided taxpayer identification numbers as required by the Plan.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and related notes included in this Form 10-Q.

Application of Critical Accounting Policies

The Trustee believes the following critical accounting policies, among others, are subject to significant judgments and estimates used in the preparation of these financial statements.

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

The UCT’s financial statements present, to the best of the Trustee’s knowledge, the cash receipts and disbursements from the UCT for the period reported. The financial reports and accompanying information were prepared for the use of the Trustee and the UCTAC and for filing with the Bankruptcy Court in accordance with Section 7.1 of the Trust Agreement. While not required under Generally Accepted Accounting Principles, the Trustee believes that reporting financial information from the date of the inception of the UCT is more meaningful for holders of Beneficial Interests than reporting fiscal year information only and accordingly has included such information on these financial reports.

Reserves

No accrual has been made for potential liabilities or recoveries (including interest earned, but not yet received or estimates of future distributions from the FOL Liquidation Trust), however, the UCT has established Disputed Claim Reserves and Other Reserves as required or allowed by the Plan and the Trust Agreement, which reserves have been established in the reasonable business judgment of the Trustee and pursuant to order of the Bankruptcy Court.

Tax Status

The UCT is intended to qualify as a liquidating trust for federal income tax purposes, and therefore should be taxable as a grantor trust. The holders of Beneficial Interests will be treated as grantors; accordingly their pro rata share of all items of income, gain, loss, deduction and credit will be included in the income tax returns of the holders of Beneficial Interests.

Changes in net assets

Funding from FOL Liquidation Trust and Investment Income

During the quarter ended July 31, 2003, the UCT received distributions from the FOL Liquidation Trust in the aggregate amount of $768,539 and received interest on invested funds in the amount of $35,899. During the quarter ended July 31, 2002, the UCT received distributions from the FOL Liquidation Trust in the aggregate amount of $16,459,967. Funds were invested during the quarter ended July 31, 2002, however, no interest was received until after the end of that quarter. Since its inception, the UCT has received distributions from the FOL Liquidation Trust in the aggregate amount of $19,806,315. The UCT’s investments have yielded interest income in the amount of $338,723 since its inception.

Reserves

In accordance with the terms of the Third Amended Reorganization Plan and the Initial Distribution Reserve Order, the UCT has established reserves for allowed and disputed claims. The Disputed Claims reserve consists of the ratable proportion of all cash allocated for distribution on account of each disputed claim based upon the asserted amount of each disputed claim or such amount as may be agreed to by the holder of the Claim and the UCT or as may otherwise be determined by the Court. As of July 31, 2003, the UCT holds total reserves of $9,955,466 for Allowed and Disputed Claims, including $1,217,376 for 131 holders of Allowed Claims who have not provided the taxpayer identification information required by the Trust Agreement. As of July 31, 2002, the UCT held total reserves of $16,459,967 for Allowed and Disputed Claims. The reserve for Allowed and Disputed Claims decreased on account of distributions made to holders of Allowed Claims and resolution of disputed claims.

The UCT also holds a Case Administration Expense Reserve in the amount of $1,339,315 as of July 31, 2003, which is to be used to fund expenses of adminstering the UCT, as more particularly described the the Trust Expenses section below. As of July 31, 2002 the Case Administration Expense Reserve was $2,705,000. The decrease in this reserve is due to payment of trust expenses.

Distributions

An Initial Distribution of 3.9297% was authorized by the court and made by the UCT to holders of Allowed Claims on October 30, 2002 in accordance with the Initial Distribution Reserve Order, and periodically thereafter to holders of subsequently Allowed Claims. On July 30, 2003, the UCT made its Second Distribution in the amount of 4.5446% to holders of Allowed Claims pursuant to the reserving methodology approved by the Bankruptcy Court for the First Reserve Motion. This brings the total distribution to holders of Allowed Claims to 8.4743% as of July 31, 2003.

Distributions have been made to holders of Allowed Claims during the quarter ended July 31, 2003 in the aggregate amount of $6,633,274. No distributions were made in the quarter ending July 31, 2002. Aggregate distributions since the inception of the trust total $10,225,472, representing 8.4743% of Allowed Claims.

Outstanding Claims

On the date of inception of the UCT and continuing through the quarter ended July 31, 2002, there were approximately 3,450 Class 4A Claims. The UCT has filed various objections to Claims and, after notice and hearing, orders allowing and expunging claims of non-responding claimants were entered by the Court. The UCT has resolved certain other claims on a consensual basis. As a result, on July 31, 2003, there are approximately 1,960 Class 4A Claims remaining. Of this amount, 847 claims totalling $135,030,014 have been allowed. There remain approximately 1,113 Disputed Claims as of July 31, 2003.

Trust Expenses

During the quarter ended July 31, 2003, the UCT paid expenses totalling $307,651 which include trust administration, professional fees, claims resolution, and other costs. During its first quarter ended July 31, 2002, no expenses were paid from the UCT due to its recent formation. Since its inception, the UCT has paid trust expenses totalling $1,365,685. Trust expenses include the fees of the Trustee, which are paid pursuant to the fee arrangement agreed to and approved by the UCTAC upon the appointment of the Trustee in conjunction with confirmation of the Plan and the formation of the UCT.

Pursuant to the Third Amended Reorganization Plan, the UCT received $2,705,000, which is allocated solely for trust expenses and which is to be returned to the FOL Liquidation Trust to the extent not used for such expenses. At this time, while reserving all of its rights with respect thereto, the UCT believes that no additional funds need be allocated from the Distribution Reserve for Allowed and Disputed Claims as possible funding for trust expenses of case administration. Accordingly, the amounts expended for trust expenses are not anticipated to impact the distributions to the holders of Allowed Claims in Class 4A due to the separate funding of trust expenses

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Response: None.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Evaluation Of Disclosure Controls And Procedures

An evaluation was performed under the supervision and with the participation of the UCT’s Trustee, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of July 31, 2003. Based on that evaluation, the UCT’s Trustee concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls

There were no significant changes in the UCT’s internal control over financial reporting that occurred during the UCT’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the UCT’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

ITEM 2.	CHANGES IN SECURITIES

Response: None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Response: None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Response: None

ITEM 5.	OTHER INFORMATION

Response: None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

31.	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

THE FRUIT OF THE LOOM UNSECURED CREDITORS TRUST.

By:	CLINGMAN & HANGER MANAGEMENT ASSOCIATES, LLC as Trust Administrator

By:	/s/ W. EDWARD CLINGMAN, JR.
W. Edward Clingman, Jr. Principal

Date: September 15, 2003

Exhibit Index

31.	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31

CERTIFICATION

I, W. Edward Clingman, Jr. certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Fruit of the Loom Unsecured Creditors Trust;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, changes in financial condition and cash flows of the UCT as of, and for, the periods presented in this report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the UCT, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the UCT’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the UCT’s internal control over financial reporting that occurred during the UCT’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the UCT’s internal control over financial reporting.

5.	I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the UCT’s auditors and representatives of the Committee:

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the UCT’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the UCT’s internal control over financial reporting.

Date: September 15, 2003	By:	CLINGMAN & HANGER MANAGEMENT ASSOCIATES, LLC as Trust Administrator of The Fruit of the Loom Unsecured Creditors Trust

/s/ W. EDWARD CLINGMAN, JR.
W. Edward Clingman, Jr. Principal

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Fruit Of The Loom Unsecured Creditors Trust (the “Trust”) on Form 10-Q for the period ended July 31, 2003 as furnished to the Securities and Exchange Commission on the date hereof (the “Report”), I, W. Edward Clingman, Jr., a principal of Clingman & Hanger Management Associates, LLC, Trust Administrator of the Trust, certify, pursuant to 18 U.S.C. Section 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies, to the extent applicable, with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Trust.

Date: September 15, 2003	By:	CLINGMAN & HANGER MANAGEMENT ASSOCIATES, LLC as Trust Administrator of The Fruit Of The Loom Unsecured Creditors Trust

/s/ W. EDWARD CLINGMAN, JR.
W. Edward Clingman, Jr. Principal