Form 10-Q
period 2003-10-31
FRUIT OF THE LOOM UNSECURED CREDITORS TRUST
filed 2003-12-15
CIK 1256923

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SELECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2003

Commission File Number 001-08941*

FRUIT OF THE LOOM UNSECURED CREDITORS TRUST

(Exact name of registrant as specified in its charter)

Delaware	04-6979618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Clingman & Hanger Management Associates, LLC 11038 Lakeridge Parkway, Suite 4 Ashland, VA	23005
(Address of principal executive offices)	(Zip Code)

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practicable date. Not applicable.

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

PART I—FINANCIAL INFORMATION

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

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

Fruit Of The Loom

Unsecured Creditors Trust

Cash Balance Sheet

(unaudited)

	As of October 31, 2003	As of April 30, 2003
Assets:
Cash	$11,107,591	$17,431,268

Total Assets	$11,107,591	$17,431,268

Liabilities (Reserves) :
Distribution Reserve for Allowed and Disputed Claims	$10,030,995	$15,784,302
Case Administration Expense Reserve	$1,076,596	$1,646,966

Total Liabilities (Reserves)	$11,107,591	$17,431,268

Fruit Of The Loom

Unsecured Creditors Trust

Statement of Operations

(unaudited)

	Quarter Ended October 31		Six Months Ended October 31		Eighteen Months From Trust Inception Through October 31, 2003
	2003	2002	2003	2002
Receipts :
Distributions from FOL Liquidation Trust	$80,056	$544,382	$848,595	$17,004,349	$19,886,371
Initial Funding of UCT Case Administration Expenses	$—	$—	$—	$2,705,000	$2,705,000
Interest and Other Income	$40,500	$61,506	$76,399	$61,506	$415,123

Total Receipts	$120,556	$605,888	$924,994	$19,770,855	$23,006,494

Disbursements & Expenses :
Distributions from UCT	$(45,027)	$(1,287,945)	$(6,678,301)	$(1,287,945)	$(10,270,499)
Trust Expense	$(262,719)	$(393,391)	$(570,370)	$(393,391)	$(1,628,404)

Total Disbursements & Expenses	$(307,746)	$(1,681,336)	$(7,248,671)	$(1,681,336)	$(11,898,903)

Net Receipts (Disbursements & Expenses)	$(187,190)	$(1,075,448)	$(6,323,677)	$18,089,519	$11,107,591

Fruit Of The Loom

Unsecured Creditors Trust

Statement of Cash Flows

(unaudited)

	Six Months Ended October 31, 2003	Six Months Ended October 31, 2002	Eighteen Months From Trust Inception Through October 31, 2003
Cash at Beginning of Period	$17,431,268	$—	$—
Cash Flow from Unsecured Creditor Trust Funding :
Distributions from FOL Liquidation Trust	$848,595	$17,004,349	$19,886,371
Initial Funding of UCT Case Administration Expenses	$—	$2,705,000	$2,705,000

Total	$848,595	$19,709,349	$22,591,371

Cash Flow from Investing Activities :
Interest and Other Income	$76,399	$61,506	$415,123

Total	$76,399	$61,506	$415,123

Cash Flow from Trust Operations :
Distributions from UCT	$(6,678,301)	$(1,287,945)	$(10,270,499)
Trust Expense	$(570,370)	$(393,391)	$(1,628,404)

Total	$(7,248,671)	$(1,681,336)	$(11,898,903)

Net Cash Flow	$(6,323,677)	$18,089,519	$11,107,591

Cash at the end of period	$11,107,591	$18,089,519	$11,107,591

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

On the Effective Date, there were approximately 3,450 Class 4A Claims. As of October 31, 2003, there are approximately 1,960 Class 4A Claims remaining, of which 925 have been Allowed, leaving approximately 1035 Disputed Claims.

With the approval of the Bankruptcy Court, the UCT made its first distribution to holders of the Initial Allowed Claims on October 30, 2002 as required by Section 4.5(b) of the Trust Agreement. Section 8.6 of the Plan provides that on the Initial Distribution Date, the UCT shall establish a Reserve for Disputed Claims, consisting of the ratable proportion of all cash allocated for distribution on account of each Disputed Claim based upon the asserted amount of each Disputed Claim or such amount as may be agreed to by the holder of the Claim and the UCT or as may otherwise be determined by the Court. On September 18, 2002, the UCT filed a motion (the “First Reserve Motion”) with the Bankruptcy Court to establish the amount of the Disputed Reserve. On October 10, 2002, the Bankruptcy Court granted the UCT’s First Reserve Motion and entered an order approving the Initial Distribution and the Disputed Reserves Proposed in the First Reserve Motion (the “Initial Distribution Reserve Order”). Based upon the amount of the claims for which reserves were established, an Initial Distribution of 3.9297% was authorized by the court and made by the UCT to holders of Allowed Claims.

On July 30, 2003, the UCT made its Second Distribution in the amount of 4.5446% to holders of Allowed Claims pursuant to the reserving methodology approved by the Bankruptcy Court for the First Reserve Motion. This brings the total distribution to holders of Allowed Claims to 8.4743% as of October 31, 2003.

As of October 31, 2003, 925 claims have been allowed in the total amount of $144,968,496. The Initial Distribution of 3.9297% and the Second Distribution of 4.5446%, totalling 8.4743%, has been disbursed to holders of 717 Allowed Claims who have provided the UCT with taxpayer identification numbers as required by the Trust Agreement. As of October 31, 2003, $10,270,499 has been disbursed and the UCT continues to hold $2,014,567 for 208 holders of Allowed Claims who have not provided the taxpayer identification information required by the Trust Agreement. Such funds will be disbursed upon receipt of the necessary taxpayer identification numbers.

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

During the quarter ended October 31, 2003, the UCT received distributions from the FOL Liquidation Trust in the amount of $80,056. During the quarter ended October 31, 2002, the UCT received distributions from the FOL Liquidation Trust in the amount of $544,382. Since the Effective Date, the UCT has received distributions from the FOL Liquidation Trust in the aggregate amount of $19,886,371. All of the amounts received from the FOL Liquidation Trust, net of distributions to holders of Allowed Claims, are in the cash balances as part of the Reserve for Allowed and Disputed Claims. As of October 31, 2003, the UCT holds total reserves of $10, 030,995 for Allowed and Disputed Claims. As of April 30,2003, the UCT held total reserves of $15,784,302 for Allowed and Disputed Claims.

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

Upon the advice of tax counsel, the UCT determined that Grantor Trust Statements are required to be issued after the end of the UCT’s first fiscal year, which was April 30, 2003. Accordingly, 2003 Grantor Trust Statements will be issued to Beneficiaries reporting required tax information, including each grantor’s share of the income, gain, deductions, loss or credits of the Trust attributable to the period from the date of the Trust’s formation through the end of the UCT’s first fiscal year on April 30, 2003, with the amounts so reported to be reflected on the Beneficiary’s appropriate 2003 tax return.

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

Distributions

These amounts represent payments made to the holders of Allowed Claims in Class 4A, as described in Note 5. Distributions have been made to holders of Allowed Claims during the quarter ended October 31, 2003 in the aggregate amount of $45,027. Distributions of $1,287,945 were made to holders of Allowed Claims during the quarter ended October 31, 2002. Aggregate distributions since the inception of the trust total $10,270,499, representing 8.4743% of Allowed Claims to holders who have provided taxpayer identification numbers as required by the Plan.

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

Changes in net assets

Funding from FOL Liquidation Trust and Investment Income

During the quarter ended October 31, 2003, the UCT received distributions from the FOL Liquidation Trust in the aggregate amount of $80,056 and received interest on invested funds in the amount of $40,500. During the quarter ended October 31, 2002, the UCT received distributions from the FOL Liquidation Trust in the aggregate amount of $544,382 and received interest on invested funds in the amount of $61,506. Since its inception, the UCT has received distributions from the FOL Liquidation Trust in the aggregate amount of $19,886,371. The UCT’s investments have yielded interest income in the amount of $415,123 since its inception.

Reserves

In accordance with the terms of the Third Amended Reorganization Plan and the Initial Distribution Reserve Order, the UCT has established reserves for allowed and disputed claims. The Disputed Claims reserve consists of the ratable proportion of all cash allocated for distribution on account of each disputed claim based upon the asserted amount of each disputed claim or such amount as may be agreed to by the holder of the Claim and the UCT or as may otherwise be determined by the Court. As of October 31, 2003, the UCT holds total reserves of $10,030,995 for Allowed and Disputed Claims, including $2,014,567 for 208 holders of Allowed Claims who have not provided the taxpayer identification information required by the Trust Agreement. As of April 30, 2003, the UCT held total reserves of $15,784,302 for Allowed and Disputed Claims. The reserve for Allowed and Disputed Claims decreased on account of distributions made to holders of Allowed Claims and resolution of disputed claims.

The UCT also holds a Case Administration Expense Reserve in the amount of $1,076,596 as of October 31, 2003, which is to be used to fund expenses of administering the UCT, as more particularly described the the Trust Expenses section below. As of April 30, 2003 the Case Administration Expense Reserve was $1,646,966. The decrease in this reserve is due to payment of trust expenses.

Distributions

An Initial Distribution of 3.9297% was authorized by the court and made by the UCT to holders of Allowed Claims on October 30, 2002 in accordance with the Initial Distribution Reserve Order, and periodically thereafter to holders of subsequently Allowed Claims. On July 30, 2003, the UCT made its Second Distribution in the amount of 4.5446% to holders of Allowed Claims pursuant to the reserving methodology approved by the Bankruptcy Court for the First Reserve Motion. This brings the total distribution to holders of Allowed Claims to 8.4743% as of October 31, 2003.

Distributions have been made to holders of Allowed Claims during the quarter ended October 31, 2003 in the aggregate amount of $45,027. Distributions of $1,287,945 were made to holders of Allowed Claims during the quarter ended October 31, 2002. Aggregate distributions since the inception of the trust total $10,270,499, representing 8.4743% of Allowed Claims for which required taxpayer identification information has been provided.

Outstanding Claims

On the date of inception of the UCT, there were approximately 3,450 Class 4A Claims. The UCT has filed various objections to Claims and, after notice and hearing, orders allowing and expunging claims of non-responding claimants were entered by the Court. The UCT has resolved certain other claims on a consensual basis. As a result, on October 31, 2003, there are approximately 1,960 Class 4A Claims remaining. Of this amount, 925 claims totalling $144,968,496 have been allowed. There remain approximately 1035 Disputed Claims as of October 31, 2003.

Trust Expenses

During the quarter ended October 31, 2003, the UCT paid expenses totalling $262,719 which include trust administration, professional fees, claims resolution, and other costs. During the quarter ended October 31, 2002, the UCT paid expenses totaling $393,391. Since its inception, the UCT has paid trust expenses totalling $1,628,404. Trust expenses include the fees of the Trustee, which are paid pursuant to the fee arrangement agreed to and approved by the UCTAC upon the appointment of the Trustee in conjunction with confirmation of the Plan and the formation of the UCT.

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

(a) Evaluation Of Disclosure Controls And Procedures

An evaluation was performed under the supervision and with the participation of the UCT’s Trustee, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of October 31, 2003. Based on that evaluation, the UCT’s Trustee concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls

There were no significant changes in the UCT’s internal control over financial reporting that occurred during the UCT’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the UCT’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Pursuant to the Third Amended Reorganization Plan, the UCT operates under the jurisdiction and supervision of the Court and will continue to do so until all general unsecured claims are resolved and the UCT is terminated pursuant to the terms of the Third Amended Reorganization Plan.

Since its inception, the UCT has filed various Omnibus Claims Objections motions with the Court in connection with bankruptcy claims resolution. Most of the general unsecured claims as to which objections were previously filed have been resolved either consensually or by default order entered by the Court. The Court retains jurisdiction to hear disputed claims matters in the event that the parties are unable to consensually resolve any of the remaining claims as to which objections are pending. The UCT anticipates filing additional Claims objections in the future.

The UCT is not aware of any facts or circumstances giving rise to any claims that would result in litigation against the UCT, nor is the UCT planning to file suit against any third party, except as it may relate to claims resolution

ITEM 2.	CHANGES IN SECURITIES

Response: None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Response: None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Response: None

ITEM 5.	OTHER INFORMATION

Response: None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

31.	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

THE FRUIT OF THE LOOM UNSECURED CREDITORS TRUST.

By:	Clingman & Hanger Management Associates, LLC as Trust Administrator

By:	/S/ W. EDWARD CLINGMAN, JR.

W. Edward Clingman, Jr.
Principal

Date: December 15, 2003

Exhibit Index

31.	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.