Form 10-Q
period 2004-01-31
FRUIT OF THE LOOM UNSECURED CREDITORS TRUST
filed 2004-03-15
CIK 1256923

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SELECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2004

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

PART I – FINANCIAL INFORMATION

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

Fruit Of The Loom

Unsecured Creditors Trust

Cash Balance Sheet

(unaudited)

	As of January 31, 2004	As of April 30, 2003
Assets:
Cash	$9,830,263	$17,431,268

Total Assets	$9,830,263	$17,431,268

Liabilities (Reserves):
Distribution Reserve for Allowed and Disputed Claims	$8,972,260	$15,784,302
Case Administration Expense Reserve	$858,003	$1,646,966

Total Liabilities (Reserves)	$9,830,263	$17,431,268

Fruit Of The Loom

Unsecured Creditors Trust

Statement of Operations

(unaudited)

	Quarter Ended January 31,		Nine Months Ended January 31,		Twenty One Months From Trust Inception Through January 31, 2004
	2004	2003	2004	2003
Receipts:
Distributions from FOL Liquidation Trust	$336,236	$1,441,011	$1,184,831	$18,445,360	$20,222,607
Initial Funding of UCT Case Administration Expenses	$—	$—	$—	$2,705,000	$2,705,000
Interest and Other Income	$21,514	$95,985	$97,913	$157,491	$436,637

Total Receipts	$357,750	$1,536,996	$1,282,744	$21,307,851	$23,364,244

Disbursements & Expenses:
Distributions from UCT	$(1,416,485)	$(973,961)	$(8,094,786)	$(2,261,906)	$(11,686,984)
Trust Expense	$(218,593)	$(380,667)	$(788,963)	$(774,058)	$(1,846,997)

Total Disbursements & Expenses	$(1,635,078)	$(1,354,628)	$(8,883,749)	$(3,035,964)	$(13,533,981)

Net Receipts (Disbursements & Expenses)	$(1,277,328)	$182,368	$(7,601,005)	$18,271,887	$9,830,263

Fruit Of The Loom

Unsecured Creditors Trust

Statement of Cash Flows

(unaudited)

	Nine Months Ended January 31, 2004	Nine Months Ended January 31, 2003	Twenty One Months From Trust Inception Through January 31, 2004
Cash at Beginning of Period	$17,431,268	$—	$—
Cash Flow from Unsecured Creditor Trust Funding:
Distributions from FOL Liquidation Trust	$1,184,831	$18,445,360	$20,222,607
Initial Funding of UCT Case Administration Expenses	$—	$2,705,000	$2,705,000

Total	$1,184,831	$21,150,360	$22,927,607

Cash Flow from Investing Activities:
Interest and Other Income	$97,913	$157,491	$436,637

Total	$97,913	$157,491	$436,637

Cash Flow from Trust Operations:
Distributions from UCT	$(8,094,786)	$(2,261,906)	$(11,686,984)
Trust Expense	$(788,963)	$(774,058)	$(1,846,997)

Total	$(8,883,749)	$(3,035,964)	$(13,533,981)

Net Cash Flow	$(7,601,005)	$18,271,887	$9,830,263

Cash at the end of period	$9,830,263	$18,271,887	$9,830,263

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

On the Effective Date, there were approximately 3,450 Class 4A Claims. As of January 31, 2004, there are approximately 1,935 Class 4A Claims remaining, of which 1,300 have been Allowed, leaving approximately 635 Disputed Claims.

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

On July 30, 2003, the UCT made its Second Distribution in the amount of 4.5446% to holders of Allowed Claims pursuant to the reserving methodology approved by the Bankruptcy Court for the First Reserve Motion. This brings the total distribution to holders of Allowed Claims to 8.4743% as of January 31, 2004.

As of January 31, 2004, 1,300 claims have been allowed in the total amount of $154,921,570. The Initial Distribution of 3.9297% and the Second Distribution of 4.5446%, totalling 8.4743%, has been disbursed to holders of 1,097 Allowed Claims who have provided the UCT with taxpayer identification numbers as required by the Trust Agreement. As of January 31, 2004, $11,686,984 has been disbursed and the UCT continues to hold $1,441,535 for 203 holders of Allowed Claims who have not provided the taxpayer identification information required by the Trust Agreement. Such funds will be disbursed upon receipt of the necessary taxpayer identification numbers.

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

During the quarter ended January 31, 2004, the UCT received distributions from the FOL Liquidation Trust in the amount of $336,236. During the Quarter ended January 31, 2003, the UCT received distributions from the FOL Liquidation Trust in the amount of $1,441,011. Since the Effective Date, the UCT has received distributions from the FOL Liquidation Trust in the aggregate amount of $20,222,607. All of the amounts received from the FOL Liquidation Trust, net of distributions to holders of Allowed Claims, are in the cash balances as part of the Reserve for Allowed and Disputed Claims. As of January 31, 2004, the UCT holds total reserves of $8,972,260 for Allowed and Disputed Claims. As of April 30,2003, the UCT held total reserves of $15,784,302 for Allowed and Disputed Claims.

Pursuant to Section 7.23.5 of the Plan, the UCT received $2,705,000, which is allocated solely for trust expenses and which is returned to the FOL Liquidation Trust to the extent not used for such expenses. At this time, while reserving all of its rights with respect thereto, the UCT believes that no additional funds need be allocated from the funds currently held in the Distribution Reserve for Allowed and Disputed Claims as possible funding for trust expenses of case administration. The UCT anticipates that all or substantially all of the funds held in the Case Administration Reserve will be used for case administration expenses, and that any amount needed beyond such reserve should be relatively small. If trust expenses for case administration do exceed the Case Administration Reserve, the UCT anticipates that such required additional funding can be funded from future distributions from the FOL Liquidation Trust and/or interest income. Accordingly, the amounts expended for trust expenses are not anticipated to significantly impact the distributions to the holders of Allowed Claims in Class 4A due to the separate funding of all, or substantially all, of the UCT’s trust expenses.

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

Upon the advice of tax counsel, the UCT determined that Grantor Trust Statements are required to be issued after the end of the UCT’s first fiscal year, which is April 30, 2003. Accordingly, 2003 Grantor Trust Statements were issued to Beneficiaries reporting required tax information, including each grantor’s share of the income, gain, deductions, loss or credits of the Trust attributable to the period from the date of the Trust’s formation through the end of the UCT’s first fiscal year on April 30, 2003, with the amounts so reported to be reflected on the Beneficiary’s appropriate 2003 tax return.

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

Distributions

These amounts represent payments made to the holders of Allowed Claims in Class 4A, as described in Note 5. Distributions have been made to holders of Allowed Claims during the quarter ended January 31, 2004 in the aggregate amount of $1,416,485. Distributions of $973,961 were made to holders of Allowed Claims during the quarter ended January 31, 2003. Aggregate distributions since the inception of the trust total $11,686,984, representing 8.4743% of Allowed Claims to holders who have provided taxpayer identification numbers as required by the Plan.

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

Changes in net assets

Funding from FOL Liquidation Trust and Investment Income

During the quarter ended January 31, 2004, the UCT received distributions from the FOL Liquidation Trust in the aggregate amount of $336,236 and received interest on invested funds in the amount of $21,514. During the quarter ended January 31, 2003, the UCT received distributions from the FOL Liquidation Trust in the aggregate amount of $1,441,011 and received interest on invested funds in the amount of $95,985. Since its inception, the UCT has received distributions from the FOL Liquidation Trust in the aggregate amount of $20,222,607. The UCT’s investments have yielded interest income in the amount of $436,637 since its inception.

Reserves

In accordance with the terms of the Third Amended Reorganization Plan and the Initial Distribution Reserve Order, the UCT has established reserves for allowed and disputed claims. The Disputed Claims reserve consists of the ratable proportion of all cash allocated for distribution on account of each disputed claim based upon the asserted amount of each disputed claim or such amount as may be agreed to by the holder of the Claim and the UCT or as may otherwise be determined by the Court. As of January 31, 2004, the UCT holds total reserves of $8,972,260 for Allowed and Disputed Claims, including $1,441,534 for 203 holders of Allowed Claims who have not provided the taxpayer identification information required by the Trust Agreement. As of April 30, 2003, the UCT held total reserves of $15,784,302 for Allowed and Disputed Claims. The reserve for Allowed and Disputed Claims decreased on account of distributions made to holders of Allowed Claims and resolution of Disputed Claims.

The UCT also holds a Case Administration Expense Reserve in the amount of $858,003 as of January 31, 2004, which is to be used to fund expenses of adminstering the UCT, as more particularly described the the Trust Expenses section below. As of April 30, 2003 the Case Administration Expense Reserve was $1,646,966. The decrease in this reserve is due to payment of trust expenses.

Distributions

An Initial Distribution of 3.9297% was authorized by the court and made by the UCT to holders of Allowed Claims on October 30, 2002 in accordance with the Initial Distribution Reserve Order, and periodically thereafter to holders of subsequently Allowed Claims. On July 30, 2003, the UCT made its Second Distribution in the amount of 4.5446% to holders of Allowed Claims pursuant to the reserving methodology approved by the Bankruptcy Court for the First Reserve Motion. This brings the total distribution to holders of Allowed Claims to 8.4743% as of January 31, 2004, which is the distribution rate received by holders of Allowed Claims which have been allowed subsequent to July 31, 2003.

Distributions have been made to holders of Allowed Claims during the quarter ended January 31, 2004 in the aggregate amount of $1,416,485. Distributions of $973,961 were made to holders of Allowed Claims during the quarter ended January 31, 2003. Aggregate distributions since the inception of the trust total $11,686,984, representing 8.4743% of Allowed Claims for which required taxpayer identification information has been provided.

Outstanding Claims

On the date of inception of the UCT, there were approximately 3,450 Class 4A Claims. The UCT has filed various objections to Claims and, after notice and hearing, orders allowing and expunging claims of non-responding claimants were entered by the Court. The UCT has resolved certain other claims on a consensual basis. As a result, on January 31, 2004, there are approximately 1,935 Class 4A Claims remaining. Of this amount, 1,300 claims totalling $154,921,570 have been allowed. There remain approximately 635 Disputed Claims as of January 31, 2004.

Trust Expenses

During the quarter ended January 31, 2004, the UCT paid expenses totalling $218,593 which include trust administration, professional fees, claims resolution, and other costs. During the quarter ended January 31, 2003, the UCT paid expenses totaling $380,667. Since its inception, the UCT has paid trust expenses totalling $1,846,997. Trust expenses include the fees of the Trustee, which are paid pursuant to the fee arrangement agreed to and approved by the UCTAC upon the appointment of the Trustee in conjunction with confirmation of the Plan and the formation of the UCT.

Pursuant to the Third Amended Reorganization Plan, the UCT received $2,705,000, which is allocated solely for trust expenses and which is to be returned to the FOL Liquidation Trust to the extent not used for such expenses. At this time, while reserving all of its rights with respect thereto, the UCT believes that no additional funds need be allocated from the funds currently held in the Distribution Reserve for Allowed and Disputed Claims as possible funding for trust expenses of case administration. The UCT anticipates that all or substantially all of the funds held in the Case Administration Reserve will be used for case administration expenses, and that any amount needed beyond such reserve should be relatively small. If trust expenses for case administration do exceed the Case Administration Reserve, the UCT anticipates that such required additional funding can be funded from future distributions from the FOL Liquidation Trust and/or interest income. Accordingly, the amounts expended for trust expenses are not anticipated to significantly impact the distributions to the holders of Allowed Claims in Class 4A due to the separate funding of all, or substantially all, of the UCT’s trust expenses.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Response:    None.

ITEM 4.	CONTROLS AND PROCEDURES.

(a) Evaluation Of Disclosure Controls And Procedures

An evaluation was performed under the supervision and with the participation of the UCT’s Trustee, of the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of January 31, 2004. Based on that evaluation, the UCT’s Trustee concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b) Changes in Internal Controls

There were no significant changes in the UCT’s internal control over financial reporting that occurred during the UCT’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the UCT’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Pursuant to the Third Amended Reorganization Plan, the UCT operates under the jurisdiction and supervision of the Court and will continue to do so until the UCT has received its final distribution from the FOL Liquidation Trust, all general unsecured claims are resolved and the UCT is terminated pursuant to the terms of the Third Amended Reorganization Plan.

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

The UCT is not aware of any facts or circumstances giving rise to any claims that would result in litigation against the UCT, nor is the UCT planning to file suit against any third party, except as it may relate to claims resolution.

ITEM 2.	CHANGES IN SECURITIES

Response:    None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Response:    None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Response:    None

ITEM 5.	OTHER INFORMATION

Response:    None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

A.	Exhibits

31.	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

B.	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

THE FRUIT OF THE LOOM UNSECURED CREDITORS TRUST.

By:	Clingman & Hanger Management Associates, LLC as Trust Administrator

By:	/S/ W. EDWARD CLINGMAN, JR.
W. Edward Clingman, Jr.
Principal

Date: March 15, 2004

Exhibit Index
31.	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.	Certificate pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.