Form 10-K
period 2004-04-30
FRUIT OF THE LOOM UNSECURED CREDITORS TRUST
filed 2004-07-29
CIK 1256923

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT FOR THE FISCAL YEAR ENDED APRIL 30, 2004

Commission File Number 001-08941*

FRUIT OF THE LOOM UNSECURED CREDITORS TRUST

(Exact name of registrant as specified in its charter)

Delaware	04-6979618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Clingman & Hanger Management Associates, LLC 11038 Lakeridge Parkway, Suite 4 Ashland, VA	23005
(Address of principal executive offices)	(Zip Code)

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

-i-

This report includes “forward-looking statements”. These forward-looking statements include, but are not limited to, statements about our plans, objectives, representations and contentions and are not historical facts, and typically may be identified by use of terms such as “anticipate,” “believe,” “estimate,” “plan,” “may,” “expect,” “intend,” “could,” “potential,” and similar expressions, although some forward-looking statements are expressed differently. You should be aware that the forward-looking statements included in this report represent the Trust Administrator’s current judgment and expectations, but our actual results, events and performance could differ materially from those in the forward-looking statements. The forward looking statements are subject to a number of risks and uncertainties. We do not intend to update any of these factors or to publicly announce the results of any revisions to these forward-looking statements.

PART I

ITEM 1. BUSINESS.

Background

On December 29, 1999, Fruit of the Loom, Ltd. (“FTL Ltd.”), a Cayman Islands Company, NWI-I, Inc., formerly known as Fruit of the Loom, Inc. (“FTL Inc.”), a Delaware corporation, and 32 direct and indirect subsidiaries, debtors and debtors-in-possession (collectively, “Fruit of the Loom”), commenced reorganization cases by filing petitions for relief under Chapter 11 of Title 11 of the United States Code, 11 U.S.C. §§ 101-1330, as amended (the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Delaware (the “Court”). On December 30, 1999, FTL Ltd. also commenced a proceeding under the Companies Law of the Cayman Islands (1998 Revision).

On March 19, 2002, Fruit of the Loom filed the Third Amended Joint Plan of Reorganization of Fruit of the Loom under Chapter 11 of the Bankruptcy Code (the “Plan”). On April 19, 2002, the Court entered an order (the “Confirmation Order”), confirming the Plan. The Plan, among other things, implemented the sale of Fruit of the Loom’s basic apparel business as a going concern to New FOL Inc., a wholly-owned subsidiary of Berkshire Hathaway Inc., pursuant to the terms, and subject to the conditions, of the Asset Purchase Agreement dated as of November 1, 2001, as amended (the “Berkshire Agreement”). The Plan became effective on April 30, 2002 and all securities of FTL, Inc. and FTL Ltd. were deregistered on May 2, 2002 pursuant to a Form 15 filed with the Securities and Exchange Commission.

Process of Liquidation

The Fruit of the Loom Unsecured Creditors Trust (“UCT”) was established to perform certain of the obligations of Fruit of the Loom pursuant to the Plan including (i) receiving distributions intended for unsecured creditors holding Allowed Class 4A Claims (the “Claims”) and distribution of those funds to those holders as their Claims are Allowed; and (ii) prosecuting, settling, or otherwise resolving objections to Unsecured Claims (other than certain specified claims) and certain actions involving the Creditors’ Committee. The Plan also established the FOL Liquidation Trust.

Unsecured Creditors Trust

Under the Plan, holders of Claims (a) became beneficiaries of the UCT entitling them to a ratable proportion of all distributions made by the UCT in respect of the UCT’s beneficial interest in the FOL Liquidation Trust, and the UCT Claims (as defined below), and (b) received an uncertificated Beneficial Interest (defined below) in the UCT in proportion to their pro rata share of Claims. Pursuant to the terms of the Plan, and through the date hereof, the UCT has received:

(a) $20,382,719 in payments from the FOL Liquidation Trust which represents 190/445 of 7.5% of the distributions made to date by the FOL Liquidation Trust on account of the UCT’s beneficial interests in the FOL Liquidation Trust. The UCT anticipates that it will receive future distributions from the FOL Liquidation Trust, but no assurances can be given as to the timing and amount of such distributions. The UCT’s interest in the FOL Liquidation Trust represents the UCT’s interest in (i) the purchase price under the Berkshire Agreement, adjusted to deduct certain amounts and (ii) proceeds of the liquidation of the remaining assets and companies of Fruit of the Loom (the “Non-Core Assets”); and

(b) certain claims and causes of action (defined in the Plan as the “UCT Claims”), which the Unsecured Creditors Trust Advisory Committee and the Trust Administrator have determined not to pursue following an analysis of the likelihood of collecting payments in a cost effective manner.

The UCT also received an initial funding amount of $2,705,000 (the “Initial Funding Amount”) to be used to fund permitted case administration expenses. These funds are not available for distributions to holders of Beneficial Interests. Any portion of the Initial Funding Amount which remains unused upon the termination of the UCT is to be repaid to the FOL Liquidation Trust.

FOL Liquidation Trust

The timing of distributions to holders of Beneficial Interests in the UCT will in part be dependent upon the timing of distributions by the FOL Liquidation Trust. The FOL Liquidation Trust was created to distribute the proceeds of the Berkshire Agreement and Non-Core Assets and in connection therewith pay certain claims associated with administrative expenses, the debtor-in-possession credit facility, tax claims, certain secured claims; and make distributions to (i) holders of Allowed Class 2 Claims, (ii) the Unsecured Creditors Trust and (iii) certain Allowed Trade Claims. The FOL Liquidation Trust was also created to resolve disputed Administrative Expenses, Other Secured Claims, Priority Claims and Class 5 Claims. In connection with its operations, the FOL Liquidation Trust shall also establish and administer a separate Disputed Reserve and provide indemnification for Released Parties, each in accordance with the Plan.

Terms of the Unsecured Creditors Trust

Governance

The UCT is governed by an Unsecured Creditors Trust Agreement (the “UCT Agreement”). The Trust Administrator of the UCT is Clingman & Hanger Management Associates, LLC (the “Trust Administrator”). An Unsecured Creditors Trust Advisory Committee (“UCTAC”), comprised of not less than three and not more than five members, has the authority to appoint any successor Trust Administrator. The UCT has no full-time or part-time employees.

Limited Purpose

The purpose of the UCT is primarily for (i) receiving distributions intended for unsecured creditors holding Class 4A Claims and distributing those funds to those holders as their Claims are Allowed; and (ii) prosecuting, settling, or otherwise resolving objections to Disputed Class 4A Claims (other than certain specified claims) and certain actions involving the Creditors’ Committee. The UCT shall not have an objective to continue or engage in the conduct of a trade or business except to the extent reasonably necessary to, and consistent with, the liquidating purpose of the UCT. Accordingly, the Trust Administrator is required, in an expeditious but orderly manner, to resolve claims, make timely distributions, and not unduly prolong the duration of the UCT.

Holders of Beneficial Interests

Each holder of an Allowed Class 4A Claim under the Plan is deemed to hold a pro rata beneficial interest (each, a “Beneficial Interest”) in the UCT. Beneficial Interests are not negotiable and may only be transferred after written notice to the Trust Administrator: (a) pursuant to applicable laws of descent and distribution (in the case of a deceased individual beneficiary), or (b) by operation of law. The Beneficial Interests are not certificated. Under the Plan, and pursuant to 11 U.S.C. § 1145, the issuance of the Beneficial Interests was exempt from the registration requirements of Section 5 of the Securities Act of 1933 and any state or local law requiring registration for offer or sale of a security or registration or licensing of an issuer of, underwriter of, or broker dealer in such securities.

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

Limited Term

The UCT will terminate upon payment to the holders of Beneficial Interests of all of the UCT’s assets and in any event upon April 30, 2005, the third anniversary of the April 30, 2002 effective date of the Plan. The life of the UCT may, however, be extended by the Court, upon motion by a party in interest, upon a finding by the Court that an extension is necessary for the liquidating purposes of the UCT. The Trust Administrator does not currently anticipate that such an extension will be necessary.

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

In addition, the UCT Agreement originally provided that the Trust Administrator is required, within 120 days after the end of each calendar year (unless the UCT was terminated during that calendar year), to submit to the Court (and make available to the holders of Beneficial Interests) written reports disclosing transactions for the prior calendar year, including: (i) unaudited financial statements of the UCT at the end of such calendar year, including the receipts and disbursements of the UCT for the year, (ii) a description of any action taken by the Trust Administrator in the performance of its duties which materially and adversely affected the UCT and of which notice had not previously been given to the holders of Beneficial Interests, and (iii) to the extent determinable, a separate statement for each Holder of Beneficial Interests setting forth the holder’s share of items of income, gain, loss, deduction or credit and instructions to all holders of Beneficial Interests to report such items on their federal income tax returns. In conjunction with commencement of periodic reporting to the Securities and Exchange Commission (“SEC”) with the fiscal quarter ended July 31, 2003, the UCT and the UCTAC amended the UCT Agreement to provide that the reporting requirements to the Court and holders of Beneficial Interests would be based upon the UCT’s fiscal year and quarters rather than the calendar year and quarters. This change permitted the filings with the SEC and pursuant to the UCT Agreement to be made for consistent time periods.

The Trust Administrator will also file with the SEC (1) an annual report under the cover of Form 10-K; (2) quarterly reports under the cover of Form 10-Q ; and (3) whenever a material event relating to the UCT occurs, a current report under the cover of Form 8-K.

ITEM 2. PROPERTIES.

The UCT does not hold any material physical properties.

ITEM 3. LEGAL PROCEEDINGS.

Pursuant to the Plan, the UCT operates under the jurisdiction and supervision of the United States Bankruptcy Court for the District of Delaware and will continue to do so until all general unsecured claims are resolved and the UCT is terminated pursuant to the terms of the Plan.

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

Holders

The Beneficial Interests are not transferable except by will, intestate succession or operation of law. At April 30, 2004, the UCT had approximately 1419 beneficiaries of record and 513 additional potential Beneficial Interests outstanding.

Distributions

An Initial Distribution (the “Initial Distribution”) of 3.9297% was authorized by the Court and made by the UCT to holders of Allowed Claims on October 30, 2002 in accordance with the Initial Distribution Reserve Order, and periodically thereafter to holders of subsequently Allowed Claims. On July 30, 2003, the UCT made its Second Distribution in the amount of 4.5446% to holders of Allowed Claims pursuant to the reserving methodology approved by the Court for the First Reserve Motion. This brings the total distribution to holders of Allowed Claims to 8.4743% as of April 30, 2004, which is the distribution rate applicable to holders of Allowed Claims which have been allowed subsequent to July 31, 2003.

ITEM 6. SELECTED FINANCIAL DATA

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

CHANGES IN NET ASSET DATA (in thousands)

	Twenty- Four Months From Trust Inception Through April 30, 2004	Twelve Months Ended April 30 2004	Twelve Months Ended April 30 2003
Receipts :
Distributions from FOL Liquidation Trust	$20,383	$1,345	$19,038
Initial Funding of UCT Case Administration Expenses	$2,705	$—	$2,705
Interest and Other Income	$462	$124	$338

Total Receipts	$23,550	$1,469	$22,081

Disbursements & Expenses :
Distributions from UCT	$(12,577)	$(8,985)	$(3,592)
Trust Expense	$(2,063)	$(1,005)	$(1,058)

Total Disbursements & Expenses	$(14,640)	$(9,990)	$(4,650)

Net Receipts (Disbursements & Expenses)	$8,910	$(8,521)	$17,431

		As of April 30, 2004	As of April 30, 2003
Assets:
Cash		$8,910	$17,431

Total Assets		$8,910	$17,431

Liabilities (Reserves) :
Distribution Reserve for Allowed and Disputed Claims		$8,268	$15,784
Case Administration Expense Reserve		$642	$1,647

Total Liabilities (Reserves)		$8,910	$17,431

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

Cash Basis of Accounting

The UCT financial statements are prepared on a cash basis of accounting. Transactions (including the recording of interest earned) are recorded when cash is received or disbursed. The Cash Basis Balance Sheet includes cash arising from cash transactions, while the Statement of Operations includes cash receipts as additions and cash disbursements as expenses/deductions. The UCT Agreement, approved by the Court as part of the confirmation of the Plan, provides for the fiscal year of the UCT to end on April 30.

The UCT’s financial statements present, to the best of the Trust Administrator’s knowledge, the cash receipts and disbursements from the UCT for the period reported. The financial reports and accompanying information were prepared for the use of the Trust Administrator and the UCTAC and for filing with the Court in accordance with Section 7.1 of the UCT Agreement. While not required under generally accepted accounting principles, the Trust Administrator believes that reporting financial information from the date of the inception of the UCT is more meaningful for holders of Beneficial Interests than reporting fiscal year information only and accordingly has included such information in these financial reports.

Reserves

No accrual has been made for potential liabilities or recoveries (including interest earned, but not yet received or estimates of future distributions from the FOL Liquidation Trust). However, the UCT has established Disputed Claim Reserves and Other Reserves as required or allowed by the Plan and the UCT Agreement, which reserves have been established in the reasonable business judgment of the Trust Administrator and pursuant to order of the Court.

Tax Status

The UCT is intended to qualify as a liquidating trust for federal income tax purposes, and therefore should be taxable as a grantor trust. The holders of Beneficial Interests will be treated as grantors; accordingly their pro rata share of all items of income, gain, loss, deduction and credit will be included in the income tax returns of the holders of Beneficial Interests.

Changes in net assets – Inception to April 30, 2004

Funding from FOL Liquidation Trust and Investment Income

During the year ended April 30, 2004, the UCT received distributions from the FOL Liquidation Trust in the aggregate amount of $1,344,943 and received interest on invested funds in the amount of $123,813. During the year ended April 30, 2003, the UCT received distributions from the FOL Liquidation Trust in the aggregate amount of $19,037,776 and received interest on invested funds in the amount of $338,723. Since its inception, the UCT has received distributions from the FOL Liquidation Trust in the aggregate amount of $20,382,719. The UCT’s investments have yielded interest income in the amount of $462,536 since its inception.

Distributions

An Initial Distribution of 3.9297% was authorized by the Court and made by the UCT to holders of Allowed Claims on October 30, 2002, and periodically thereafter to holders of subsequently Allowed Claims. On July 30, 2003, the UCT made its Second Distribution in the amount of 4.5446% to holders of Allowed Claims pursuant to the reserving methodology approved by the Court for the Initial Distribution. This brings the total distribution to holders of Allowed Claims to 8.4743% as of April 30, 2004, which is the distribution rate applicable to holders of Allowed Claims which have been allowed subsequent to July 31,2003.

Distributions have been made to holders of Allowed Claims during the year ended April 30, 2004 in the aggregate amount of $8,984,383. Distributions of $3,592,198 were made to holders of Allowed Claims during the year ended April 30, 2003. Aggregate distributions since the inception of the trust total $12,576,580, representing 8.4743% of Allowed Claims. Distributions have been made only to holders for which required taxpayer identification information has been provided, as required by the UCT Agreement.

Reserves

In accordance with the terms of the Plan and the Court’s reserve order for the Initial Distribution, the UCT has established reserves for allowed and disputed claims. The Disputed Claims reserve consists of the ratable proportion of all cash allocated for distribution on account of each disputed claim based upon the asserted amount of each disputed claim or such amount as may be agreed to by the holder of the Claim and the UCT or as may otherwise be determined by the Court. As of April 30, 2004, the UCT holds total reserves of $8,268,675 for Allowed and Disputed Claims, including $935,972 for 322 holders of Allowed Claims who have not provided the taxpayer identification information required by the UCT Agreement. As of April 30, 2003, the UCT held total reserves of $15,784,302 for Allowed and Disputed Claims. The reserve for Allowed and Disputed Claims decreased on account of distributions made to holders of Allowed Claims and resolution of Disputed Claims and increased on account of interest income and distributions received from the FOL Liquidation Trust.

The UCT also holds a Case Administration Expense Reserve in the amount of $641,739 as of April 30, 2004, which is to be used to fund expenses of administering the UCT, as more particularly described the Trust Expenses section below. As of April 30, 2003, the Case Administration Expense Reserve was $1,646,966. The decrease in this reserve is due to payment of Trust expenses.

Outstanding Claims

On the date of inception of the UCT, there were approximately 3,450 Class 4A Claims. The UCT has filed various objections to Claims and, after notice and hearing, orders allowing and expunging claims of non-responding claimants were entered by the Court. The UCT has resolved certain other claims on a consensual basis. As a result, on April 30, 2004, there are approximately 1,932 Class 4A Claims remaining. Of this amount, 1,419 claims totalling $159,453,318 have been allowed. There remain approximately 513 Disputed Claims as of April 30, 2004.

Trust Expenses

During the year ended April 30, 2004, the UCT paid expenses totalling $1,005,227 which include trust administration, professional fees, claims resolution, and other costs. During the year ended April 30, 2003, the UCT paid expenses totaling $1,058,034. Since its inception, the UCT has paid trust expenses totalling $2,063,261. Trust expenses include the fees of the Trust Administrator, which are paid pursuant to the fee arrangement agreed to and approved by the UCTAC upon the appointment of the Trust Administrator in conjunction with confirmation of the Plan and the formation of the UCT.

Pursuant to the Plan, the UCT received $2,705,000, which is allocated solely for trust expenses and which is to be returned to the FOL Liquidation Trust to the extent not used for such expenses. At this time, while reserving all of its rights with respect thereto, the UCT believes that, with the possible exception that a portion of the UCT’s interest income which has been added to the reserve and may be needed for trust expenses, no additional funds need be allocated from the funds currently held in the Distribution Reserve for Allowed and Disputed Claims as possible funding for trust expenses of case administration. The UCT anticipates that all of the funds held in the Case Administration Reserve will be used for case administration expenses, and that any amount needed beyond such reserve should be less than the interest earned by the UCT since its inception. The UCT thus anticipates that all or substantially all of the distributions received from the FOL Liquidation Trust will be used for distributions to holders of Beneficial Interests. Accordingly, the amounts expended for trust expenses are not anticipated to significantly impact the distributions to the holders of Allowed Claims in Class 4A due to the separate funding of the UCT’s trust expenses by the Case Administration Expense Reserve and interest earned by the UCT on its investments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Reserves held by the UCT are invested through, and with the investment advice of, the Trust Department of Wachovia Bank, N.A. The UCT’s holdings of financial instruments are comprised primarily of government agency securities and investment grade corporate securities. All such instruments are classified as securities held to maturity. The UCT seeks reasonable assurance of the safety of principal and market liquidity by investing in rated fixed income securities. Its market risk exposure consists principally of exposure to changes in interest rates. Its holdings are also exposed to the risks of changes in the credit quality of issuers. The UCT typically invests in the shorter end of the maturity spectrum and the Trust Administrator believes that changes in interest rates would not have a material effect on the fair value of Trust holdings. All cash is invested in interest bearing instruments until disbursed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Fruit Of The Loom

Unsecured Creditors Trust

Cash Balance Sheet

(unaudited)

	As of April 30, 2004	As of April 30, 2003
Assets:
Cash	8,910,414.49	17,431,268.17

Total Assets	8,910,414.49	17,431,268.17

Liabilities (Reserves) :
Distribution Reserve for Allowed and Disputed Claims	8,268,675.17	15,784,301.92
Case Administration Expense Reserve	641,739.32	1,646,966.25

Total Liabilities (Reserves)	8,910,414.49	17,431,268.17

The accompanying notes are an integral part of these financial statements.

Fruit Of The Loom

Unsecured Creditors Trust

Statement of Operations

(unaudited)

	Twenty-FourMonths From Trust Inception Through April 30, 2004	Twelve Months Ended April 30 2004	Twelve Months Ended April 30 2003
Receipts :
Distributions from FOL Liquidation Trust	$20,382,719.00	$1,344,943.00	$19,037,776.00
Initial Funding of UCT Case Administration Expenses	$2,705,000.00	$—	$2,705,000.00
Interest and Other Income	$462,536.61	$123,813.16	$338,723.45

Total Receipts	$23,550,255.61	$1,468,756.16	$22,081,499.45

Disbursements & Expenses :
Distributions from UCT	$(12,576,580.44)	$(8,984,382.91)	$(3,592,197.53)
Trust Expense	$(2,063,260.68)	$(1,005,226.93)	$(1,058,033.75)

Total Disbursements & Expenses	$(14,639,841.12)	$(9,989,609.84)	$(4,650,231.28)

Net Receipts (Disbursements & Expenses)	$8,910,414.49	$(8,520,853.68)	$17,431,268.17

The accompanying notes are an integral part of these financial statements.

Fruit Of The Loom

Unsecured Creditors Trust

Statement of Cash Flows

(unaudited)

	Twenty Four Months From Trust Inception Through April 30, 2004	Twelve Months Ended April 30, 2004	Twelve Months Ended April 31, 2003
Cash at Beginning of Period	$—	$17,431,268.17	$—

Cash Flow from Unsecured Creditor Trust Funding :
Distributions from FOL Liquidation Trust	$20,382,719.00	$1,344,943.00	$19,037,776.00
Initial Funding of UCT Case Administration Expenses	$2,705,000.00	$—	$2,705,000.00

Total	$23,087,719.00	$1,344,943.00	$21,742,776.00

Cash Flow from Investing Activities :
Interest and Other Income	$462,536.61	$123,813.16	$338,723.45

Total	$462,536.61	$123,813.16	$338,723.45

Cash Flow from Trust Operations :
Distributions from UCT	$(12,576,580.44)	$(8,984,382.91)	$(3,592,197.53)
Trust Expense	$(2,063,260.68)	$(1,005,226.93)	$(1,058,033.75)

Total	$(14,639,841.12)	$(9,989,609.84)	$(4,650,231.28)

Net Cash Flow	$8,910,414.49	$(8,520,853.68)	$17,431,268.17

Cash at the end of period	$8,910,414.49	$8,910,414.49	$17,431,268.17

The accompanying notes are an integral part of these financial statements.

FRUIT OF THE LOOM

UNSECURED CREDITORS TRUST

LIQUIDATING TRUST NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

1. General

On December 29, 1999, Fruit of the Loom, Inc. (“FTL, Inc.”) filed with the United States Bankruptcy Court for the District of Delaware (the “Court”) a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. The Third Amended Joint Plan of Reorganization of Fruit of the Loom, et al. (the “Plan”) was confirmed by the Court on April 19, 2002. The Plan became effective on April 30, 2002 (the “Effective Date”). In accordance with the Plan, the apparel business of Fruit of the Loom was sold to Berkshire Hathaway, Inc. pursuant to the Asset Purchase Agreement by and between Fruit of the Loom, Ltd., Fruit of the Loom, Inc., Union Underwear, Inc., FTL Caribe, Ltd. (the “Sellers”) and New FOL, Inc. (the “Purchaser”) and Berkshire Hathaway, Inc.

The Fruit of the Loom Unsecured Creditors Trust (the “UCT”) was established pursuant to the Plan. The operation of the UCT is governed by the Plan and the UCT Agreement executed pursuant thereto. Terms which are not defined herein are defined in the Plan and/or in the Trust Agreement. Clingman & Hanger Management Associates, LLC serves as the Trust Administrator of the UCT. The UCT was established to perform certain obligations of FTL, Inc. under the Plan, including: (a) receiving distributions from the FOL Liquidation Trust intended for holders of Allowed Class 4A Claims (the “Claims”) and distributing those funds to those holders; (b) holding and distributing any proceeds received from the Creditors’ Committee Actions; (c) having the exclusive authority to prosecute, settle or otherwise resolve objections to Disputed Trust Claims and to prosecute, settle or otherwise resolve the Creditors’ Committee Actions and (d) such other purposes as set forth in the Plan and the UCT Agreement.

2. Beneficiaries and Beneficial Interests

The Beneficiaries of the UCT are the holders of Allowed Class 4A claims (the “Beneficiaries”). Each holder of an Allowed Class 4A Claim receives an uncertificated beneficial interest in the UCT in proportion to their pro rata share of Claims.

3. Summary of Significant Accounting Policies and Method of Accounting

The UCT financial statements are prepared on a cash basis of accounting. Transactions (including the recording of interest earned) are recorded when cash is received or disbursed. The Cash Balance Sheet includes cash arising from cash transactions, while the Statement of Operations includes cash receipts as additions and cash disbursements as expenses/deductions. The UCT Agreement, approved by the Court as part of the confirmation of the Plan, provides for the fiscal year of the UCT to end on April 30.

The UCT’s financial statements present, to the best of the Trustee’s knowledge, the cash receipts and disbursements from the UCT for the period reported. The financial reports and accompanying information were prepared for the use of the Trustee and the UCT Advisory Committee (the “UCTAC”) and for filing with the Court in accordance with Section 7.1 of the UCT Agreement.

4. Commitments, Contingencies and Recoveries

As discussed in Note 1, the financial statements are prepared on a cash basis. Accordingly, no accrual has been made for potential liabilities or recoveries (including interest earned but not yet received or estimates of future distributions from the FOL Liquidation Trust). However, the UCT has established Disputed Claim Reserves and Other Reserves as required or allowed by the Plan and the UCT Agreement, which reserves have been established in the reasonable business judgment of the Trustee and pursuant to order of the Court as described in Note 5.

5. Claims, Distributions and Reserves

The UCT has filed various Omnibus Objections to Claims and, after notice and hearing, orders allowing and expunging claims of non-responding claimants were entered by the Court. The UCT has resolved certain other claims on a consensual basis.

On the Effective Date, there were approximately 3,450 Class 4A Claims. As of April 30, 2004, there are approximately 1,932 Class 4A Claims remaining, of which 1,419 have been Allowed, leaving approximately 513 Disputed Claims.

With the approval of the Court, the UCT made its first distribution to holders of the Initial Allowed Claims on October 30, 2002 as required by Section 4.5(b) of the UCT Agreement. Section 8.6 of the Plan provides that on the Initial Distribution Date, the UCT shall establish a separate Disputed Reserve for Disputed Claims, consisting of the ratable proportion of all cash allocated for distribution on account of each Disputed Claim based upon the asserted amount of each Disputed Claim or such amount as may be agreed to by the holder of the Claim and the UCT or as may otherwise be determined by the Court. On September 18, 2002, the UCT filed a motion (the “First Reserve Motion”) with the Court to establish the amount of the Disputed Reserve. On October 10, 2002, the Court granted the UCT’s First Reserve Motion and entered an order approving the Initial Distribution and the Disputed Reserves Proposed in the First Reserve Motion (the “Initial Distribution Reserve Order”). Based upon the amount of the claims for which reserves were established, an Initial Distribution of 3.9297% was authorized by the Court and made by the UCT to holders of Allowed Claims as described below.

On July 30, 2003, the UCT made its Second Distribution in the amount of 4.5446% to holders of Allowed Claims pursuant to the reserving methodology approved by the Bankruptcy Court for the First Reserve Motion. This brings the total distribution to holders of Allowed Claims to 8.4743% as of April 30, 2004, which is the distribution rate applicable to holders of Allowed Claims which have been allowed subsequent to July 31, 2003.

As of April 30, 2004, 1,419 claims have been allowed in the total amount of $159,453,318. The Initial Distribution of 3.9297% and the Second Distribution of 4.5446%, totalling 8.4743%, has been disbursed to holders of 1,097 Allowed Claims who have provided the UCT with taxpayer identification numbers as required by the UCT Agreement. As of April 30, 2004, $12,576,580 has been disbursed and the UCT continues to hold $935,972 for 322 holders of Allowed Claims who have not provided the taxpayer identification information required by the UCT Agreement. Such funds will be disbursed upon receipt of the necessary taxpayer identification numbers.

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

During the year ended April 30, 2004, the UCT received distributions from the FOL Liquidation Trust in the amount of $1,344,943. During the year ended April 30, 2003, the UCT received distributions from the FOL Liquidation Trust in the amount of $19,037,776. Since the Effective Date, the UCT has received distributions from the FOL Liquidation Trust in the aggregate amount of $20,382,719. All of the amounts received from the FOL Liquidation Trust, net of distributions to holders of Allowed Claims, are in the cash balances as part of the Reserve for Allowed and Disputed Claims. As of April 30, 2004, the UCT holds total reserves of $8,268,675 for Allowed and Disputed Claims. As of April 30, 2003, the UCT held total reserves of $15,784,302 for Allowed and Disputed Claims.

Pursuant to Section 7.23.5 of the Plan, the UCT received $2,705,000, which is allocated solely for trust expenses and which is returned to the FOL Liquidation Trust to the extent not used for such expenses. At this time, while reserving all of its rights with respect thereto, the UCT believes that, with the possible exception that a portion of the UCT’s interest income which has been added to the reserve and may be needed for trust expenses, no additional funds need be allocated from the funds currently held in the Distribution Reserve for Allowed and Disputed Claims as possible funding for trust expenses of case administration. The UCT anticipates that all of the funds held in the Case Administration Reserve will be used for case administration expenses, and that any amount needed beyond such reserve should be less than the interest earned by the UCT since its inception. The UCT thus anticipates that all or substantially all of the distributions received from the FOL Liquidation Trust will be used for distributions to holders of Beneficial Interests. Accordingly, the amounts expended for trust expenses are not anticipated to significantly impact the distributions to the holders of Allowed Claims in Class 4A due to the separate funding of the UCT’s trust expenses by the Case Administration Expense Reserve and interest earned by the UCT on its investments.

6. Trust Termination

The UCT shall terminate upon the distribution of all assets held in UCT but not later than three years after the Effective Date; provided, however, if the Trustee determines it to be in the best interest of the Beneficiaries, and subject to the approval of the Court, the term of the UCT may be extended for one or more finite terms. The UCT Agreement originally provided that the UCT would terminate not later than five years after the Effective Date (subject to extension with approval of the Court). In conjunction with commencement of periodic reporting to the Securities and Exchange Commission (“SEC”), the UCT and the UCTAC amended the UCT Agreement to provide for the UCT’s termination not later than three years after the Effective Date (subject to extension with approval of the Court) to be consistent with published advice from the SEC to other liquidating trusts.

7. Income Tax Status

The receipt of the uncertificated interest in the UCT constitutes full satisfaction of a Beneficiary’s claim against FTL, Inc. Pursuant to the Plan, as of the Effective Date, a Beneficiary was deemed to have received its allocable share of the assets that were then deemed contributed to the UCT.

Upon the advice of tax counsel, the UCT determined that Grantor Trust Statements were required to be issued after the end of the UCT’s first fiscal year, which was April 30, 2003. Accordingly, 2003 Grantor Trust Statements were issued to Beneficiaries reporting required tax information, including each grantor’s share of the income, gain, deductions, loss or credits of the UCT attributable to the period from the date of the UCT’s formation through the end of the UCT’s first fiscal year on April 30, 2003, with the amounts so reported to be reflected on the Beneficiary’s appropriate 2003 tax return. Similarly, Grantor Trust Statements will be issued to Beneficiaries at the time the Grantor Trust Statements are issued reporting required tax information, including each grantor’s share of the income, gain, deductions, loss or credits of the UCT attributable to each fiscal year ending April 30th, with the amounts so reported to be reflected on the Beneficiary’s appropriate tax return for the tax year in which the UCT’s tax year ends.

All entities that receive distributions under the Plan are responsible for reporting and paying, as applicable, taxes on account of their distributions. Each Beneficiary is strongly advised to consult its own tax advisor regarding the federal, state, local and foreign tax consequences of holding or disposing of an interest in the UCT and of receiving distributions from the UCT.

8. Disbursements and expenses

The Statement of Operations includes a section titled “Disbursements & Expenses” and the Statement of Cash Flows includes a section titled “Cash Flow from Trust Operations.” Both of these sections have line items titled “Distributions by UCT” and “Trust Expenses.” Set forth below are the descriptions of the types of disbursements and expenses included in each line item:

Distributions

These amounts represent payments made to the holders of Allowed Claims in Class 4A, as described in Note 5. Distributions have been made to holders of Allowed Claims during the year ended Apri130, 2004 in the aggregate amount of $8,984,383. Distributions of $3,592,198 were made to holders of Allowed Claims during the year ended April 30, 2003. Aggregate distributions since the inception of the trust total $12,576,580, representing 8.4743% of Allowed Claims to holders. Distributions have been made only to holders who have provided taxpayer identification numbers as required by the Plan.

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

ITEM 9A CONTROLS AND PROCEDURES

(a) Evaluation Of Disclosure Controls And Procedures

The UCT’s Trust Administrator, after evaluating the effectiveness of the UCT’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this annual report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the UCT’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the UCT would be made known to them by others within the UCT, particularly during the period in which this annual report was being prepared.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information Regarding the Trust Administrators

The UCT has no directors or officers. The UCT has not adopted a Code of Ethics because it does not have any officers or employees, and because the Trust Administrator is required to exercise its powers in a fiduciary capacity pursuant to the UCT Agreement.

Clingman & Hanger Management Associates, LLC is the Trust Administrator of the UCT. The names, titles and ages of the Principals of Clingman & Hanger Management Associates, LLC as of July 26, 2004 are as follows:

Name	Title	Age	Term
W.Edward Clingman, Jr.	Principal	51	Until a successor is duly elected and qualified
Teresa S. Hanger	Principal	43	Until a successor is duly elected and qualified

W. Edward Clingman, Jr.

Ed Clingman is a lawyer, certified public accountant and business executive, with more than 25 years experience. He is a 1978 graduate of the University of Virginia Law School and also earned his B. S. in Accounting from the University of Virginia.

Mr. Clingman founded Clingman & Hanger Management Associates, LLC (C&H) in 1999 and is a principal of C&H. Among other projects undertaken by C&H, Mr. Clingman has (i) directed the dissolution and wind-down of Venture Stores Inc, in its liquidating Chapter 11 bankruptcy proceeding in the U. S. Bankruptcy Court for the District of Delaware during 1990-2000, (ii) completed administration of the Drug Emporium Liquidating Trust (established in connection with the confirmed Chapter 11 Plan of Drug Emporium in the U. S. Bankruptcy Court for the Western District of Ohio), resolving all general unsecured claims and making final distributions to creditors during 2001-2002, (iii) is currently serving, through C&H, as exclusive wind-down and liquidation agent for Homeland Stores in its liquidating Chapter 11 bankruptcy proceeding in the Western District of Oklahoma, which wind-down is nearing completion; and (iv) is currently serving, through C&H, as the Estate Manager (i.e., liquidating trustee) for House2Home, Inc. in its liquidating Chapter 11 bankruptcy proceeding in the Central District of California.

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

As a Principal of C&H, Ms. Hanger has materially participated in (i) the dissolution and wind-down of Venture Stores Inc, in its liquidating Chapter 11 bankruptcy proceeding in the U. S. Bankruptcy Court for the District of Delaware during 1990-2000, (ii) the administration of the Drug Emporium Liquidating Trust (established in connection with the confirmed Chapter 11 Plan of Drug Emporium in the U. S. Bankruptcy Court for the Western District of Ohio), resolving all general unsecured claims and making final distributions to creditors during 2001-2002, and (iii) is currently working through C&H, as exclusive wind-down and liquidation agent for Homeland Stores in its liquidating Chapter 11 bankruptcy proceeding in the Western District of Oklahoma, which wind-down is nearing completion; and (iv) is currently serving, through C&H, as the Estate Manager (i.e.., liquidating trustee) for House2Home, Inc. in its liquidating Chapter 11 bankruptcy proceeding in the Central District of California.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

The UCT has no employees; however, C&H serves as Trust Administrator pursuant to the terms of the UCT Agreement. The Trust Administrator’s compensation is a combination of monthly fees and performance payments. Eighty percent (80%) of the monthly fees are payable each month, with twenty percent (20%) of such fees retained until the final distribution to creditors. The monthly fees began on the month after the Effective Date and are as follows: $60,000 per month for the first three months, $40,000 for months four through six, $30,000 per month for months seven through nine, and $22,000 per month thereafter until conclusion of the Trust Administrator’s work. These monthly fees are substantially less than would be charged by the Trust Administrator on an hourly basis or monthly fee only basis and the Trust Administrator is instead entitled to a distribution/recovery bonus based upon its performance in administering the case. The distribution/recovery bonus will be established between the UCTAC and the Trust Administrator to provide a reasonable aggregate compensation package to the Trust Administrator based upon performance.

In addition, the Trust Administrator is reimbursed for actual, out-of-pocket expenses incurred by the Trust Administrator.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The UCT does not have any securities that vote for the election of the Trust Administrator and, consequently, does not have any “voting securities” within the meaning of the Securities Exchange Act of 1934, as amended, and the regulations thereunder applicable to the disclosure of 5% holders of voting securities. The Trust Administrator is not a beneficial owner of any Beneficial Interests. The Trust Administrator has no knowledge of any arrangements which may result in a change of control of the UCT.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services provided by Barry Strickland & Company for the past two completed fiscal years ended April 30 were as follows:

	2004	2003
Audit Fees (1)	$0	$0
Audit-Related Fees	$0	$0
Tax Fees (2)	$10,911	$0
All Other Fees	$0	$0
Total	$10,911	$0

(1)	The UCT’s financial statements are not audited.
(2)	Tax fees include fees incurred to compile and distribute tax reporting information to holders of the UCT’s units of beneficial interest.

Pre-Approval Policies and Procedures

On an annual basis, the Trustee reviews and approves all services expected to be performed by Barry Strickland & Company in the ensuing one-year period.

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

Exhibit Number	Description
2.1*	Third Amended Joint Plan of Reorganization of Fruit of the Loom under Chapter 11 of the Bankruptcy Code is incorporated by referrence to the Annual Report on Form 10-K of Fruit of the Loom filed with the Commission on April 15, 2002 (Exhibit 10.(y))

2.2*	Asset Purchase Agreement dated as of November 1, 2001 is incorporated by reference to the Current Report on Form 8-K of Fruit fo the Loom filed with the Commission on November 9, 2001 (Exhibit 2.1)

4.1*	Amended and Restated Unsecured Creditors Trust Agreement is incorporated by reference to the Annual Report on form 10-K of Fruit of the Loom Unsecured Creditors Trust filed with the Commission on July 31, 2003 (Exhibit 4.1)

10.1*	Amendment No. 1 to the Asset Purchase Agreement is incorporatetd by reference to the Current on Form 8-K of Fruit of the Loom filed with the Commission on December 14, 2001 (Exhibit 2.1)

10.2*	Amendment No. 2 to the Asset Purchase Agreement is incorporatetd by reference to the Current on Form 8-K of Fruit of the Loom filed with the Commission on December 14, 2001 (Exhibit 2.2)

10.3*	Amendment No. 3 to the Asset Purchase Agreement is incorporatetd by reference to the Current on Form 8-K of Fruit of the Loom filed with the Commission on April 15, 2002 (Exhibit 10.(x))

31.1	Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

99.1*	Confirmation Order confirming the Third Amended Reorganization Plan is incorporated by reference to the Current Report on Form 8-K of Fruit of the Loom filed with the Commission on May 2, 2002 (Exhibit 99.1)

*	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

FRUIT OF THE LOOM
UNSECURED CREDITORS TRUST

By:	Clingman & Hanger Management Associates, LLC
as Trust Administrator

By:	/s/ W. Edward Clingman, Jr.
W. Edward Clingman, Jr.
Principal

Date: July 29, 2004