Form 10-Q
period 2004-07-31
FRUIT OF THE LOOM UNSECURED CREDITORS TRUST
filed 2004-09-14
CIK 1256923

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004

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

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Fruit Of The Loom

Unsecured Creditors Trust

Cash Balance Sheet

(unaudited)

	As of July 31, 2004	As of April 30, 2004
Assets:
Cash	$8,319,957	$8,910,414

Total Assets	$8,319,957	$8,910,414

Liabilities (Reserves) :
Distribution Reserve for Allowed and Disputed Claims	$7,862,043	$8,268,675
Case Administration Expense Reserve	$457,914	$641,739

Total Liabilities (Reserves)	$8,319,957	$8,910,414

Fruit Of The Loom

Unsecured Creditors Trust

Statement of Operations

(unaudited)

	Quarter Ended July 31		Twenty Seven Months From Trust Inception Through July 31, 2004
	2004	2003
Receipts :
Distributions from FOL Liquidation Trust	$—	$768,539	$20,382,719
Initial Funding of UCT Case Administration Expenses	$—	$—	$2,705,000
Interest and Other Income	$23,927	$35,899	$486,464

Total Receipts	$23,927	$804,438	$23,574,183

Disbursements & Expenses :
Distributions from UCT	$(430,559)	$(6,633,274)	$(13,007,140)
Trust Expense	$(183,825)	$(307,651)	$(2,247,086)

Total Disbursements & Expenses	$(614,384)	$(6,940,925)	$(15,254,226)

Net Receipts (Disbursements & Expenses)	$(590,457)	$(6,136,487)	$8,319,957

Fruit Of The Loom

Unsecured Creditors Trust

Statement of Cash Flows

(unaudited)

	Three Months Ended July 31, 2004	Three Months Ended July 31, 2003	TwentySeven Months From Trust Inception Through July 31, 2004
Cash at Beginning of Period	$8,910,414	$17,431,268	$—

Cash Flow from Unsecured Creditor Trust Funding :
Distributions from FOL Liquidation Trust	$—	$768,539	$20,382,719
Initial Funding of UCT Case Administration Expenses	$—	$—	$2,705,000

Total	$—	$768,539	$23,087,719

Cash Flow from Investing Activities :
Interest and Other Income	$23,927	$35,899	$486,464

Total	$23,927	$35,899	$486,464

Cash Flow from Trust Operations :
Distributions from UCT	$(430,559)	$(6,633,274)	$(13,007,140)
Trust Expense	$(183,825)	$(307,651)	$(2,247,086)

Total	$(614,384)	$(6,940,925)	$(15,254,226)

Net Cash Flow	$(590,457)	$(6,136,487)	$8,319,957

Cash at the end of period	$8,319,957	$11,294,781	$8,319,957

FRUIT OF THE LOOM

UNSECURED CREDITORS TRUST

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

1. General

On December 29, 1999, Fruit of the Loom, Inc. (“FTL”) filed with the United States Court for the District of Delaware (the “Court”) a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. The Third Amended Joint Plan of Reorganization of Fruit of the Loom, et. al. (the “Plan”) was confirmed by the Court on April 19, 2002. The Plan became effective on April 30, 2002 (the “Effective Date”). In accordance with the Plan, the apparel business of Fruit of the Loom was sold to Berkshire Hathaway, Inc. pursuant to the Asset Purchase Agreement by and between Fruit of the Loom, Ltd., Fruit of the Loom, Inc., Union Underwear, Inc., FTL Caribe, Ltd. (the “Sellers”) and New FOL, Inc. (the “Purchaser”) and Berkshire Hathaway, Inc.

The Fruit of the Loom Unsecured Creditors Trust (the “UCT”) was established pursuant to the Plan. The operation of the UCT is governed by the Plan and the UCT Agreement executed pursuant thereto. Terms which are not defined herein are defined in the Plan and the UCT Agreement. Clingman & Hanger Management Associates, LLC serves as the Trust Administrator (the “Trustee”) of the UCT. The UCT was established to perform certain obligations of FTL under the Plan, including: (a) receiving distributions from the FOL Liquidation Trust intended for holders of Allowed Class 4A Claims (the “Claims”) and distributing those funds to those holders; (b) holding and distributing any proceeds received from the Creditors’ Committee Actions, (c) having the exclusive authority to prosecute, settle or otherwise resolve objections to Disputed Claims and to prosecute, settle or otherwise resolve the Creditors’ Committee Action and (d) such other purposes as set forth in the Plan and the UCT Agreement.

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

The UCT’s financial statements present, to the best of the Trustee’s knowledge, the cash receipts and disbursements from the UCT for the period reported. The financial reports and accompanying information were prepared for the use of the Trustee and the UCT Advisory Committee (“UCTAC”) and for filing with the Court in accordance with Section 7.1 of the UCT Agreement.

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

On the Effective Date, there were approximately 3,450 Class 4A Claims. As of July 31, 2004, there are approximately 1,931 Class 4A Claims remaining, of which 1,561 have been Allowed, leaving approximately 370 Disputed Claims.

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

On July 30, 2003, the UCT made its Second Distribution in the amount of 4.5446% to holders of Allowed Claims pursuant to the reserving methodology approved by the Court for the First Reserve Motion. This brings the total distribution to holders of Allowed Claims to 8.4743% as of July 31, 2004, which is the distribution rate applicable to holders of Allowed Claims which have been allowed subsequent to July 1, 2003.

As of July 31, 2004, 1,561 claims have been allowed in the total amount of $165,796,249. The Initial Distribution of 3.9297% and the Second Distribution of 4.5446%, totalling 8.4743%, has been disbursed to holders of 1,373 Allowed Claims who have provided the UCT with taxpayer identification numbers as required by the UCT Agreement. As of July 31, 2004, $13,007,140 has been disbursed and the UCT continues to hold $1,042,932 for 188 holders of Allowed Claims who have not provided the taxpayer identification information required by the UCT Agreement. Such funds will be disbursed upon receipt of the necessary taxpayer identification numbers.

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

During the quarter ended July 31, 2004, the UCT received no distributions from the FOL Liquidation Trust. During the Quarter ended July 31, 2003, the UCT received distributions from the FOL Liquidation Trust in the amount of $768,539. Since the Effective Date, the UCT has received distributions from the FOL Liquidation Trust in the aggregate amount of $20,382,719. All of the amounts received from the FOL Liquidation Trust, net of distributions to holders of Allowed Claims, are in the cash balances as part of the Reserve for Allowed and Disputed Claims. As of July 31, 2004, the UCT holds total reserves of $7,862,043 for Allowed and Disputed Claims. As of April 30, 2004, the UCT held total reserves of $8,268,675 for Allowed and Disputed Claims.

Pursuant to Section 7.23.5 of the Plan, the UCT received $2,705,000, which is allocated solely for trust expenses and which is to be returned to the FOL Liquidation Trust to the extent not used for such expenses. At this time, while reserving all of its rights with respect thereto, the UCT believes that, with the possible exception that a portion of the UCT’s interest income which has been added to the reserve and may be needed for trust expenses, no additional funds need be allocated from the funds currently held in the Distribution Reserve for Allowed and Disputed Claims as possible funding for trust expenses of case administration. The UCT anticipates that all of the funds held in the Case Administration Reserve will be used for case administration expenses, and that any amount needed beyond such reserve should be less than the interest earned by the UCT since its inception. The UCT thus anticipates that all or substantially all of the distributions received from the FOL Liquidation Trust will be used for distributions to holders of Beneficial Interests. Accordingly, the amounts expended for trust expenses are not anticipated to significantly impact the distributions to the holders of Allowed Claims in Class 4A due to the separate funding of the UCT’s trust expenses and interest earned by the UCT on its investments.

6. Trust Termination

The UCT shall terminate upon the distribution of all assets held in UCT but not later than three years after the Effective Date; provided, however, if the Trustee determines it to be in the best interest of the Beneficiaries, and subject to the approval of the Court, the term of the UCT may be extended for one or more finite terms. The UCT Agreement originally provided that the UCT would terminate not later than five years after the Effective Date (subject to extension with approval of the Court). In conjunction with commencement of periodic reporting to the Securities and Exchange Commission (“SEC”), the UCT and the UCTAC amended the UCT Agreement to provide for the UCT’s termination not later than three years after the Effective Date (subject to extension with approval of the Court) to be consistent with published advice from the SEC to other liquidating trusts. While the UCT anticipates that its claim resolution work will be completed prior to the three year anniversary date, the UCT will need to continue its existence until it has received all of its distributions from the FOL Liquidation Trust. The FOL Liquidation Trust has indicated that additional distributions will be made to the UCT but has not advised as to the anticipated amount or timing of additional distributions. Thus, even if the UCT has completed its claim resolution work, it may be necessary to apply to the Court for an extension of the UCT’s termination date to ensure that the Beneficiaries receive all amounts to which they are entitled under the Plan.

7. Income Tax Status

The receipt of the uncertificated interest in the UCT constitutes full satisfaction of a Beneficiary’s claim against FTL. Pursuant to the Plan, as of the Effective Date, a Beneficiary was deemed to have received its allocable share of the assets that were then deemed contributed to the UCT.

Upon the advice of tax counsel, the UCT determined that Grantor Trust Statements were required to be issued after the end of the UCT’s first fiscal year, which was April 30, 2003. Accordingly, 2003 Grantor Trust Statements were issued to Beneficiaries reporting required tax information, including each grantor’s share of the income, gain, deductions, loss or credits of the UCT attributable to the period from the date of the UCT’s formation through the end of the UCT’s first fiscal year on April 30, 2003, with the amounts so reported to be reflected on the

Beneficiary’s appropriate 2003 tax return. Similarly, Grantor Trust Statements reporting required tax information will be issued to Beneficiaries at the time the Grantor Trust Statements are issued, including each grantor’s share of the income, gain, deductions, loss or credits of the UCT attributable to each fiscal year ending April 30th, with the amounts so reported to be reflected on the Beneficiary’s appropriate tax return for the tax year in which the UCT’s tax year ends.

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

Distributions

These amounts represent payments made to the holders of Allowed Claims in Class 4A, as described in Note 5. Distributions have been made to holders of Allowed Claims during the quarter ended July 31, 2004 in the aggregate amount of $430,559. Distributions of $6,633,274 were made to holders of Allowed Claims during the quarter ended July 31, 2003. Aggregate distributions since the inception of the trust total $13,007,140, representing 8.4743% of Allowed Claims to holders who have provided taxpayer identification numbers as required by the Plan.

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

The UCT’s financial statements present, to the best of the Trustee’s knowledge, the cash receipts and disbursements from the UCT for the period reported. The financial reports and accompanying information were prepared for the use of the Trustee and the UCTAC and for filing with the Court in accordance with Section 7.1 of the UCT Agreement. While not required under generally accepted accounting principles, the Trustee believes that reporting financial information from the date of the inception of the UCT is meaningful for holders of Beneficial Interests, in addition to reporting fiscal year information, and accordingly has included such information in these financial reports.

Reserves

No accrual has been made for potential liabilities or recoveries (including interest earned but not yet received or estimates of future distributions from the FOL Liquidation Trust). However, the UCT has established Disputed Claim Reserves and Other Reserves as required or allowed by the Plan and the UCT Agreement, which reserves have been established in the reasonable business judgment of the Trustee and pursuant to order of the Court.

Tax Status

The UCT is intended to qualify as a liquidating trust for federal income tax purposes, and therefore should be taxable as a grantor trust. The holders of Beneficial Interests will be treated as grantors; accordingly, their pro rata share of all items of income, gain, loss, deduction and credit will be included in the income tax returns of the holders of Beneficial Interests.

Changes in net assets

Funding from FOL Liquidation Trust and Investment Income

During the quarter ended July 31, 2004, the UCT received no distributions from the FOL Liquidation Trust and received interest on invested funds in the amount of $23,927. During the quarter ended July 31, 2003, the UCT received distributions from the FOL Liquidation Trust in the aggregate amount of $768,539 and received interest on invested funds in the amount of $35,899. Since its inception, the UCT has received distributions from the FOL Liquidation Trust in the aggregate amount of $20,382,719. The UCT’s investments have yielded interest income in the amount of $486,464 since its inception.

Reserves

In accordance with the terms of the Plan and the Initial Distribution, the UCT has established reserves for allowed and disputed claims. The Disputed Claims reserve consists of the ratable proportion of all cash allocated for distribution on account of each disputed claim based upon the asserted amount of each disputed claim or such amount as may be agreed to by the holder of the Claim and the UCT or as may otherwise be determined by the Court. As of July 31, 2004, the UCT holds total reserves of $7,862,043 for Allowed and Disputed Claims, including $1,042,932 for 188 holders of Allowed Claims who have not provided the taxpayer identification information required by the UCT Agreement. As of April 30, 2004, the UCT held total reserves of $8,268,675 for Allowed and Disputed Claims. The reserve for Allowed and Disputed Claims decreased on account of distributions made to holders of Allowed Claims and resolution of Disputed Claims.

The UCT also holds a Case Administration Expense Reserve in the amount of $457,914 as of July 31, 2004, which is to be used to fund expenses of adminstering the UCT, as more particularly described in the Trust Expenses section below. As of April 30, 2004, the Case Administration Expense Reserve was $641,739. The decrease in this reserve is due to payment of trust expenses.

Distributions

An Initial Distribution of 3.9297% was authorized by the court and made by the UCT to holders of Allowed Claims on October 30, 2002 in accordance with the Initial Distribution Reserve Order, and periodically thereafter to holders of subsequently Allowed Claims. On July 30, 2003, the UCT made its Second Distribution in the amount of 4.5446% to holders of Allowed Claims using the the reserving methodology approved by the Court for the Initial Distribution. This brings the total distribution to holders of Allowed Claims to 8.4743% as of July 31, 2004, which is the distribution rate received by holders of Allowed Claims which have been allowed subsequent to July 31, 2003.

Distributions have been made to holders of Allowed Claims during the quarter ended July 31, 2004 in the aggregate amount of $430,559. Distributions of $6,633,274 were made to holders of Allowed Claims during the quarter ended July 31, 2003. Aggregate distributions since the inception of the trust total $13,007,140, representing 8.4743% of Allowed Claims for which required taxpayer identification information has been provided.

Outstanding Claims

On the date of inception of the UCT, there were approximately 3,450 Class 4A Claims. The UCT has filed various objections to Claims and, after notice and hearing, orders allowing and expunging claims of non-responding claimants were entered by the Court. The UCT has resolved certain other claims on a consensual basis. As a result, on July 31, 2004, there are approximately 1,931 Class 4A Claims remaining. Of this amount, 1,561 claims totalling $165,796,249 have been allowed. There remain approximately 370 Disputed Claims as of July 31, 2004.

Trust Expenses

During the quarter ended July 31, 2004, the UCT paid expenses totalling $183,825, which include trust administration, professional fees, claims resolution, and other costs. During the quarter ended July 31, 2003, the UCT paid expenses totaling $307,651. Since its inception, the UCT has paid trust expenses totalling $2,247,086. Trust expenses include the fees of the Trustee, which are paid pursuant to the fee arrangement agreed to and approved by the UCTAC upon the appointment of the Trustee in conjunction with confirmation of the Plan and the formation of the UCT.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Reserves held by the UCT are invested through, and with the investment advice of, the Trust Department of Wachovia Bank, N.A. The UCT’s holdings of financial instruments are comprised primarily of government agency securities and investment grade corporate securities. All such instruments are classified as securities held to maturity. The UCT seeks reasonable assurance of the safety of principal and market liquidity by investing in rated fixed income securities. Its market risk exposure consists principally of exposure to changes in interest rates. Its holdings are also exposed to the risks of changes in the credit quality of issuers. The UCT typically invests in the shorter end of the maturity spectrum and the Trustee believes that changes in interest rates would not have a material effect on the fair value of UCT holdings. All cash is invested in interest bearing instruments until disbursed.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation Of Disclosure Controls And Procedures

The UCT’s Trustee, after evaluating the effectiveness of the UCT’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the UCT’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the UCT would be made known to them by others within the UCT, particularly during the period in which this quarterly report was being prepared.

(b) Changes in Internal Controls

There were no significant changes in the UCT’s internal controls or in other factors that could significantly affect the UCT’s internal controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pursuant to the Plan, the UCT operates under the jurisdiction and supervision of the United States Bankruptcy Court for the District of Delaware and will continue to do so until the UCT has received its final distribution from the FOL Liquidation Trust, all general unsecured claims are resolved and the UCT is terminated pursuant to the terms of the Plan.

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

The UCT is not aware of any facts or circumstances giving rise to any claims that would result in litigation against the UCT, nor is the UCT planning to file suit against any third party, except as it may relate to claims resolution

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

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

Date: September 14, 2004

Exhibit Index

31.    Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.    Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.