Form 10-Q
period 2004-10-31
FRUIT OF THE LOOM UNSECURED CREDITORS TRUST
filed 2004-12-14
CIK 1256923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004

Commission File Number 001-08941*

FRUIT OF THE LOOM UNSECURED CREDITORS TRUST

(Exact name of registrant as specified in its charter)

Delaware	04-6979618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Clingman & Hanger Management Associates, LLC 11038 Lakeridge Parkway, Suite 4 Ashland, VA	23005
(Address of principal executive offices)	(Zip Code)

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

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Fruit Of The Loom

Unsecured Creditors Trust

Cash Balance Sheet

(unaudited)

	As of October 31, 2004	As of April 30, 2004
Assets:
Cash	$8,098,757	$8,910,414

Total Assets	$8,098,757	$8,910,414

Liabilities (Reserves) :
Distribution Reserve for Allowed and Disputed Claims	$7,239,248	$8,268,675
Case Administration Expense Reserve	$859,509	$641,739

Total Liabilities (Reserves)	$8,098,757	$8,910,414

Fruit Of The Loom

Unsecured Creditors Trust

Statement of Operations

(unaudited)

	Quarter Ended October 31		Six Months Ended October 31		Thirty Months From Trust Inception Through October 31, 2004

	2004	2003	2004	2003
Receipts :
Distributions from FOL Liquidation Trust	$—	$80,056	$—	$848,595	$20,382,719
Initial Funding of UCT Case Administration Expenses	$—	$—	$—	$—	$2,705,000
Interest and Other Income	$25,669	$40,500	$49,596	$76,399	$512,133

Total Receipts	$25,669	$120,556	$49,596	$924,994	$23,599,852

Disbursements & Expenses :
Distributions from UCT	$(136,331)	$(45,027)	$(566,890)	$(6,678,301)	$(13,143,471)
Trust Expense	$(110,538)	$(262,719)	$(294,363)	$(570,370)	$(2,357,624)

Total Disbursements & Expenses	$(246,869)	$(307,746)	$(861,253)	$(7,248,671)	$(15,501,095)

Net Receipts (Disbursements & Expenses)	$(221,200)	$(187,190)	$(811,657)	$(6,323,677)	$8,098,757

Fruit Of The Loom

Unsecured Creditors Trust

Statement of Cash Flows

(unaudited)

	Six Months Ended October 31,2004	Six Months Ended October 31,2003	Thirty Months From Trust Inception Through October 31,2004
Cash at Beginning of Period	$8,910,414	$17,431,268	$—
Cash Flow from Unsecured Creditor Trust Funding :
Distributions from FOL Liquidation Trust	$—	$848,595	$20,382,719
Initial Funding of UCT Case Administration Expenses	$—	$—	$2,705,000

Total	$—	$848,595	$23,087,719

Cash Flow from Investing Activities :
Interest and Other Income	$49,596	$76,399	$512,133

Total	$49,596	$76,399	$512,133

Cash Flow from Trust Operations :
Distributions from UCT	$(566,890)	$(6,678,301)	$(13,143,471)
Trust Expense	$(294,363)	$(570,370)	$(2,357,624)

Total	$(861,253)	$(7,248,671)	$(15,501,095)

Net Cash Flow	$(811,657)	$(6,323,677)	$8,098,757

Cash at the end of period	$8,098,757	$11,107,591	$8,098,757

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

The Fruit of the Loom Unsecured Creditors Trust (the “UCT”) was established pursuant to the Plan. The operation of the UCT is governed by the Plan and the UCT Agreement executed pursuant thereto. Terms which are not defined herein are defined in the Plan and the UCT Agreement. Clingman & Hanger Management Associates, LLC serves as the Trust Administrator (the “Trustee”) of the UCT. The UCT was established to perform certain obligations of FTL under the Plan, including: (a) receiving distributions from the FOL Liquidation Trust intended for holders of Allowed Class 4A Claims (the “Claims”) and distributing those funds to those holders; (b) holding and distributing any proceeds received from the Creditors’ Committee Actions; (c) having the exclusive authority to prosecute, settle or otherwise resolve objections to Disputed Claims and to prosecute, settle or otherwise resolve the Creditors’ Committee Action; and (d) such other purposes as set forth in the Plan and the UCT Agreement.

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

4.	Commitments, Contingencies and Recoveries

As discussed in Note 3, the financial statements are prepared on a cash basis. Accordingly, no accrual has been made for potential liabilities or recoveries (including interest earned but not yet received or estimates of future distributions from the FOL Liquidation Trust). However, the UCT has established Disputed Claim Reserves and Other Reserves as required or allowed by the Plan and the UCT Agreement, which reserves have been established in the reasonable business judgment of the Trustee and pursuant to order of the Court as described in Note 5.

5.	Claims, Distributions and Reserves

The UCT has filed various Omnibus Objections to Claims and, after notice and hearing, orders allowing and expunging claims of non-responding claimants were entered by the Court. The UCT has resolved certain other claims on a consensual basis.

On the Effective Date, there were approximately 3,450 Class 4A Claims. As of October 31, 2004, there were approximately 1,930 Class 4A Claims remaining, of which 1,827 have been Allowed, leaving approximately 103 Disputed Claims.

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

On July 30, 2003, the UCT made its Second Distribution in the amount of 4.5446% to holders of Allowed Claims pursuant to the reserving methodology approved by the Court for the First Reserve Motion. This brings the total distribution to holders of Allowed Claims to 8.4743% as of October 31, 2004, which is the distribution rate applicable to holders of Allowed Claims which have been allowed subsequent to July 1, 2003.

As of October 31, 2004, 1,827 claims have been allowed in the total amount of $172,684,388. The Initial Distribution of 3.9297% and the Second Distribution of 4.5446%, totalling 8.4743%, has been disbursed to holders of 1,460 Allowed Claims who have provided the UCT with taxpayer identification numbers as required by the UCT Agreement. As of October 31, 2004, $13,143,471 had been disbursed and the UCT continued to hold $1,490,322 for 367 holders of

Allowed Claims who have not provided the taxpayer identification information required by the UCT Agreement. Such funds will be disbursed upon receipt of the necessary taxpayer identification numbers.

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

During the quarter ended October 31, 2004, the UCT received no distributions from the FOL Liquidation Trust. During the Quarter ended October 31, 2003, the UCT received distributions from the FOL Liquidation Trust in the amount of $80,056. Since the Effective Date, the UCT has received distributions from the FOL Liquidation Trust in the aggregate amount of $20,382,719. All of the amounts received from the FOL Liquidation Trust, net of distributions to holders of Allowed Claims, are in the cash balances as part of the Reserve for Allowed and Disputed Claims. As of October 31, 2004, the UCT held total reserves of $7,239,248 for Allowed and Disputed Claims. As of April 30, 2004, the UCT held total reserves of $8,268,675 for Allowed and Disputed Claims.

Pursuant to Section 7.23.5 of the Plan, the UCT received $2,705,000, which is allocated solely for trust expenses and which is to be returned to the FOL Liquidation Trust to the extent not used for such expenses. Previously, the Trustee has allocated interest income to the Distribution Reserve for Allowed and Disputed claims and reported that with the possible exception that such interest might be needed for case administration expenses, the UCT did not anticipate that any of the other funds received from the FOL Liquidation Trust and allocated to the Distribution Reserve for Allowed and Disputed claims would be needed for case administration expenses. The UCT determined during the quarter ended October 31, 2004 , as allowed by the UCT Agreement, to reallocate $512,133 (which amount is equivalent to the interest earned since the inception of the UCT) from the Distribution Reserve for Allowed and Disputed Claims to the Case Administration Reserve effective October 31, 2004, and to allocate interest earned in the future to the Case Administration Reserve in order to provide adequate resources for the payment of case administration expenses. To the extent interest earned is not needed for case administration expenses, it will be distributed to the Beneficiaries as part of the final distribution.

A factor in the Trustee’s decision to reallocate an amount equal to interest earned to the Case Administration Reserve was the FOL Liquidation Trust informing the UCT during the quarter that it does not anticipate a final distribution to the UCT until the second calendar quarter of 2005 or later. As discussed in Note 6 below, the UCT is currently scheduled to terminate on April 30, 2004 and the UCT will apply to the Court for an extension of the termination date to enable the Beneficiaries to receive all amounts to which they are entitled under the Plan. If the FOL Liquidation Trust makes a final distribution to the UCT within the second calendar quarter of 2005, the UCT currently anticipates that the original $2,705,000 funding of the Case Administration Reserve, together with interest earned by the UCT since its inception, will be adequate to fund trust expenses through the UCT’s termination. While reserving all of its rights with respect thereto, the UCT thus still anticipates that all or substantially all of the distributions received from the FOL Liquidation Trust will be used for distributions to holders of Beneficial Interests and not for the funding of trust expenses. Accordingly, the amounts expended for trust expenses are not anticipated to significantly impact the distributions to the holders of Allowed Claims in Class 4A due to the separate funding of the UCT’s trust expenses and interest earned by the UCT on its investments.

6.	Trust Termination

The UCT Agreement provides that the UCT shall terminate upon the distribution of all assets held in the UCT but not later than three years after the Effective Date; provided, however, if the Trustee determines it to be in the best interest of the Beneficiaries, and subject to the approval of the Court, the term of the UCT may be extended for one or more finite terms. The UCT Agreement originally provided that the UCT would terminate not later than five years after the Effective Date (subject to extension with approval of the Court). In conjunction with commencement of periodic reporting to the Securities and Exchange Commission (“SEC”), the UCT and the UCTAC amended the UCT Agreement to provide for the UCT’s termination not later than three years after the Effective Date (subject to extension with approval of the Court). During the quarter ended October 31, 2004, the FOL Liquidation Trust advised the UCT that it does not anticipate a final distribution to the UCT until the second calendar quarter of 2005 or later. While the UCT anticipates that its claim resolution work will be completed prior to the three year anniversary date on April 30, 2005, the UCT will need to continue its existence until it has received all of its distributions from the FOL Liquidation Trust. Thus, even if the UCT has completed its claim resolution work as currently anticipated, it will be necessary to apply to the Court for an extension of the UCT’s termination date to enable the Beneficiaries to receive all amounts to which they are entitled under the Plan. The UCT anticipates applying to the Court for an extension of the UCT’s termination date during the first calendar quarter of 2005.

7.	Income Tax Status

The receipt of the uncertificated interest in the UCT constitutes full satisfaction of a Beneficiary’s claim against FTL. Pursuant to the Plan, as of the Effective Date, a Beneficiary was deemed to have received its allocable share of the assets that were then deemed contributed to the UCT.

Upon the advice of tax counsel, the UCT determined that Grantor Trust Statements were required to be issued after the end of the UCT’s first fiscal year, which was April 30, 2003. Accordingly, 2003 Grantor Trust Statements were issued to Beneficiaries reporting required tax information, including each grantor’s share of the income, gain, deductions, loss or credits of the UCT attributable to the period from the date of the UCT’s formation through the end of the UCT’s first fiscal year on April 30, 2003, with the amounts so reported to be reflected on the Beneficiary’s appropriate 2003 tax return. Similarly, Grantor Trust Statements reporting required tax information will be issued to Beneficiaries, including each grantor’s share of the income, gain, deductions, loss or credits of the UCT attributable to the UCT’s second fiscal year (which ended April 30, 2004), with the amounts so reported to be reflected on the Beneficiary’s appropriate tax return for 2004.

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

Distributions

These amounts represent payments made to the holders of newly Allowed Claims in Class 4A, as described in Note 5. Distributions have been made to holders of newly Allowed Claims during the quarter ended October 31, 2004 in the aggregate amount of $136,331. Distributions of $45,027 were made to holders of newly Allowed Claims during the quarter ended October 31, 2003. Aggregate distributions since the inception of the trust total $13,143,471, representing 8.4743% of Allowed Claims to holders who have provided taxpayer identification numbers as required by the Plan.

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

Changes in net assets

Funding from FOL Liquidation Trust and Investment Income

During the quarter ended October 31, 2004, the UCT received no distributions from the FOL Liquidation Trust and received interest on invested funds in the amount of $25,669. During the quarter ended October 31, 2003, the UCT received distributions from the FOL Liquidation Trust in the aggregate amount of $80,056 and received interest on invested funds in the amount of $40,500. Since its inception, the UCT has received distributions from the FOL Liquidation Trust in the aggregate amount of $20,382,719. The UCT’s investments have yielded interest income in the amount of $512,133 since its inception.

Reserves

In accordance with the terms of the Plan and the Initial Distribution, the UCT has established reserves for allowed and disputed claims. The Disputed Claims reserve consists of the ratable proportion of all cash allocated for distribution on account of each disputed claim based upon the asserted amount of each disputed claim or such amount as may be agreed to by the holder of the Claim and the UCT or as may otherwise be determined by the Court. As of October 31, 2004, the UCT held total reserves of $7,239,248 for Allowed and Disputed Claims, including $1,490,322 for 367 holders of Allowed Claims who have not provided the taxpayer identification information required by the UCT Agreement. As of April 30, 2004, the UCT held total reserves of $8,268,675 for Allowed and Disputed Claims. The reserve for Allowed and Disputed Claims decreased on account of distributions made to holders of Allowed Claims, resolution of Disputed Claims and the UCT’s decision effective October 31, 2004 to reallocate $512,133 (which amount is equivalent to the interest earned since the inception of the UCT) from the Distribution Reserve for Allowed and Disputed Claims to the Case Administration Reserve as described in Note 5 to the Financial Statements.

The UCT also holds a Case Administration Expense Reserve in the amount of $859,509 as of October 31, 2004, which is to be used to fund expenses of administering the UCT, as more particularly described in the Trust Expenses section below. As of April 30, 2004, the Case Administration Expense Reserve was $641,739. The increase in the reserve is due to the UCT’s decision effective October 31, 2004 to reallocate $512,133 (which amount is equivalent to the interest earned since the inception of the UCT) from the Distribution Reserve for Allowed and Disputed Claims to the Case Administration Reserve as described in Note 5 to the Financial Statements. The $217,770 increase in the Case Administration Reserve from April 30, 2004 to October 31, 2004 is the net change of resulting from the $512,133 reallocation to the reserve at October 31, 2004 less the $294,363 of trust expenses disbursed during the six months ended October 31, 2004.

Distributions

An Initial Distribution of 3.9297% was authorized by the court and made by the UCT to holders of Allowed Claims on October 30, 2002 in accordance with the Initial Distribution Reserve Order, and periodically thereafter to holders of subsequently Allowed Claims. On July 30, 2003, the UCT made its Second Distribution in the amount of 4.5446% to holders of Allowed Claims using the the reserving methodology approved by the Court for the Initial Distribution. This brings the total distribution to holders of Allowed Claims to 8.4743% as of October 31, 2004, which is the distribution rate received by holders of Allowed Claims which have been allowed subsequent to July 31, 2003.

Distributions have been made to holders of newly Allowed Claims during the quarter ended October 31, 2004 in the aggregate amount of $136,331. Distributions of $45,027 were made to holders of newly Allowed Claims during the quarter ended October 31, 2003. Aggregate distributions since the inception of the trust total $13,143,471, representing 8.4743% of Allowed Claims for which required taxpayer identification information has been provided.

Outstanding Claims

On the date of inception of the UCT, there were approximately 3,450 Class 4A Claims. The UCT has filed various objections to Claims and, after notice and hearing, orders allowing and expunging claims of non-responding claimants were entered by the Court. The UCT has resolved certain other claims on a consensual basis. As a result, on October 31, 2004, there are approximately 1,930 Class 4A Claims remaining. Of this amount, 1,827 claims totalling

$172,684,388 have been allowed. There remain approximately 103 Disputed Claims as of October 31, 2004.

Trust Expenses

During the quarter ended October 31, 2004, the UCT paid expenses totalling $110,538, which include trust administration, professional fees, claims resolution, and other costs. During the quarter ended October 31, 2003, the UCT paid expenses totaling $262,719. Since its inception, the UCT has paid trust expenses totalling $2,357,624. Trust expenses include the fees of the Trustee, which are paid pursuant to the fee arrangement agreed to and approved by the UCTAC upon the appointment of the Trustee in conjunction with confirmation of the Plan and the formation of the UCT.

Pursuant to the Plan, the UCT received $2,705,000, which is allocated solely for trust expenses and which is to be returned to the FOL Liquidation Trust to the extent not used for such expenses. Previously, the Trustee has allocated interest income to the Distribution Reserve for Allowed and Disputed claims and reported that with the possible exception that such interest might be needed for case administration expenses, the UCT did not anticipate that any of the other funds received from the FOL Liquidation Trust and allocated to the Distribution Reserve for Allowed and Disputed claims would be needed for case administration expenses. The UCT determined during the quarter ended October 31, 2004 , as allowed by the UCT Agreement, to reallocate $512,133 (which amount is equivalent to the interest earned since the inception of the UCT) from the Distribution Reserve for Allowed and Disputed Claims to the Case Administration Reserve effective October 31, 2004, and to allocate interest earned in the future to the Case Administration Reserve in order to provide adequate resources for the payment of case administration expenses. To the extent interest earned is not needed for case administration expenses, it will be distributed to the Beneficiaries as part of the final distribution.

A factor in the Trustee’s decision to reallocate an amount equal to interest earned to the Case Administration Reserve was the FOL Liquidation Trust informing the UCT during the quarter that it does not anticipate a final distribution to the UCT until the second calendar quarter of 2005 or later. As discussed in Note 6 to the Financial Statements, the UCT is currently scheduled to terminate on April 30, 2004 and the UCT will apply to the Court for an extension of the termination date to enable the Beneficiaries to receive all amounts to which they are entitled under the Plan. If the FOL Liquidation Trust makes a final distribution to the UCT within the second calendar quarter of 2005, the UCT currently anticipates that the original $2,705,000 funding of the Case Administration Reserve, together with interest earned by the UCT since its inception, will be adequate to fund trust expenses through the UCT’s termination. While reserving all of its rights with respect thereto, the UCT thus still anticipates that all or substantially all of the distributions received from the FOL Liquidation Trust will be used for distributions to holders of Beneficial Interests and not for the funding of trust expenses. Accordingly, the amounts expended for trust expenses are not anticipated to significantly impact the distributions to the holders of Allowed Claims in Class 4A due to the separate funding of the UCT’s trust expenses and interest earned by the UCT on its investments.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.	OTHER INFORMATION

Not Applicable.

ITEM 6.	EXHIBITS

31.	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certificate pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

FRUIT OF THE LOOM
UNSECURED CREDITORS TRUST

By:	Clingman & Hanger Management Associates, LLC
as Trust Administrator

By:	/S/ W. EDWARD CLINGMAN, JR.
W. Edward Clingman, Jr.
Principal

Date: December 14, 2004

EXHIBIT INDEX

31.	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certificate pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.