Form 10-Q
period 2005-01-31
FRUIT OF THE LOOM UNSECURED CREDITORS TRUST
filed 2005-03-14
CIK 1256923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2005

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

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Fruit Of The Loom

Unsecured Creditors Trust

Cash Balance Sheet

(unaudited)

	As of January 31, 2005	As of April 30, 2004
Assets:
Cash	$6,637,181	$8,910,414

Total Assets	$6,637,181	$8,910,414

Liabilities (Reserves) :
Distribution Reserve for Allowed and Disputed Claims	$5,897,552	$8,268,675
Case Administration Expense Reserve	$739,629	$641,739

Total Liabilities (Reserves)	$6,637,181	$8,910,414

Fruit Of The Loom

Unsecured Creditors Trust

Statement of Operations

(unaudited)

	Quarter Ended January 31		Nine Months Ended January 31		Thirty Three Months From Trust Inception Through January 31, 2005
	2005	2004	2005	2004
Receipts :
Distributions from FOL Liquidation Trust	$—	$336,236	$—	$1,184,831	$20,382,719
Initial Funding of UCT Case Administration Expenses	$—	$—	$—	$—	$2,705,000
Interest and Other Income	$31,008	$21,514	$80,604	$97,913	$543,141

Total Receipts	$31,008	$357,750	$80,604	$1,282,744	$23,630,860

Disbursements & Expenses :
Distributions from UCT	$(1,341,696)	$(1,416,485)	$(1,908,586)	$(8,094,786)	$(14,485,167)
Trust Expense	$(150,888)	$(218,593)	$(445,251)	$(788,963)	$(2,508,512)

Total Disbursements & Expenses	$(1,492,584)	$(1,635,078)	$(2,353,837)	$(8,883,749)	$(16,993,679)

Net Receipts (Disbursements & Expenses)	$(1,461,576)	$(1,277,328)	$(2,273,233)	$(7,601,005)	$6,637,181

Fruit Of The Loom

Unsecured Creditors Trust

Statement of Cash Flows

(unaudited)

	Nine Months Ended January 31, 2005	Nine Months Ended January 31, 2004	Thirty Three Months From Trust Inception Through January 31, 2005
Cash at Beginning of Period	$8,910,414	$17,431,268	$—

Cash Flow from Unsecured Creditor Trust Funding :
Distributions from FOL Liquidation Trust	$—	$1,184,831	$20,382,719
Initial Funding of UCT Case Administration Expenses	$—	$—	$2,705,000

Total	$—	$1,184,831	$23,087,719

Cash Flow from Investing Activities :
Interest and Other Income	$80,604	$97,913	$543,141

Total	$80,604	$97,913	$543,141

Cash Flow from Trust Operations :
Distributions from UCT	$(1,908,586)	$(8,094,786)	$(14,485,167)
Trust Expense	$(445,251)	$(788,963)	$(2,508,512)

Total	$(2,353,837)	$(8,883,749)	$(16,993,679)

Net Cash Flow	$(2,273,233)	$(7,601,005)	$6,637,181

Cash at the end of period	$6,637,181	$9,830,263	$6,637,181

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

On the Effective Date, there were approximately 3,450 Class 4A Claims. As of January 31, 2005, there were approximately 1,901 Class 4A Claims remaining, of which 1841 have been Allowed, leaving approximately 60 Disputed Claims (of which 54 are subject to pending objections before the Court).

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

On July 30, 2003, the UCT made its Second Distribution in the amount of 4.5446% to holders of Allowed Claims pursuant to the reserving methodology approved by the Court for the First Reserve Motion. This brings the total distribution to holders of Allowed Claims to 8.4743% as of January 31, 2005, which is the distribution rate applicable to holders of Allowed Claims which have been allowed subsequent to July 1, 2003.

As of January 31, 2005, there were 1841 Allowed Claims in the total amount of $174,270,471, including 3 claims with court authorized lump sum settlements aggregating $513,031. The Initial Distribution of 3.9297% and the Second Distribution of 4.5446%, totaling 8.4743%, has been disbursed to holders of 1540 Allowed Claims who have provided the UCT with taxpayer identification numbers as required by the UCT Agreement. As of January 31, 2005, $14,485,167 had been disbursed (including the $513,031 of lump sum settlements) and the UCT continued to hold $752,591 for 298 holders of Allowed Claims who have not provided the taxpayer identification information required by the UCT Agreement. Such funds will be disbursed upon receipt of the necessary taxpayer identification numbers.

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

During the quarter ended January 31, 2005, the UCT received no distributions from the FOL Liquidation Trust. During the quarter ended January 31, 2004, the UCT received distributions from the FOL Liquidation Trust in the amount of $336,236. Since the Effective Date, the UCT has received distributions from the FOL Liquidation Trust in the aggregate amount of $20,382,719. All of the amounts received from the FOL Liquidation Trust, net of distributions to holders of Allowed Claims, are in the cash balances as part of the Reserve for Allowed and Disputed Claims. As of January 31, 2005, the UCT held total reserves of $5,897,552 for Allowed and Disputed Claims. As of April 30, 2004, the UCT held total reserves of $8,268,675 for Allowed and Disputed Claims.

Pursuant to Section 7.23.5 of the Plan, the UCT received $2,705,000, which is allocated solely for trust expenses and which is to be returned to the FOL Liquidation Trust to the extent not used for such expenses. Until October 31, 2004, the Trustee allocated interest income to the Distribution Reserve for Allowed and Disputed Claims and reported that with the possible exception that such interest might be needed for case administration expenses, the UCT did not anticipate that any of the other funds received from the FOL Liquidation Trust and allocated to the Distribution Reserve for Allowed and Disputed Claims would be needed for case administration expenses. The UCT determined during the quarter ended October 31, 2004, as allowed by the UCT Agreement, to reallocate $512,133 (which amount is equivalent to the interest earned since the inception of the UCT) from the Distribution Reserve for Allowed and Disputed Claims to the Case Administration Reserve effective October 31, 2004, and to allocate interest earned in the future to the Case Administration Reserve in order to provide adequate resources for the payment of case administration expenses. To the extent interest earned is not needed for case administration expenses, it will be distributed to the Beneficiaries as part of the final distribution. At January 31, 2005, the UCT held $739,629 in the Case Administration Reserve, including $543,141 of interest earned by the UCT since its inception.

A factor in the Trustee’s decision to reallocate an amount equal to interest earned to the Case Administration Reserve was the FOL Liquidation Trust informing the UCT during the quarter ended October 31, 2004 that it did not anticipate a final distribution to the UCT until the second calendar quarter of 2005 or later. As discussed in Note 6 below, the UCT is currently scheduled to terminate on April 30, 2005 and the UCT will apply to the Court for an extension of the termination date to enable the Beneficiaries to receive all amounts to which they are entitled under the Plan. If the FOL Liquidation Trust makes a final distribution to the UCT within the second calendar quarter of 2005, the UCT currently anticipates that the original $2,705,000 funding of the Case Administration Reserve, together with interest earned by the UCT since its inception, will be adequate to fund trust expenses through the UCT’s termination. While reserving all of its rights with respect thereto, the UCT thus still anticipates that all or substantially all of the distributions received from the FOL Liquidation Trust will be used for distributions to Beneficiaries and not for the funding of trust expenses. Accordingly, the amounts expended for trust expenses are not anticipated to significantly impact the distributions to the holders of Allowed Claims in Class 4A due to the separate funding of the UCT’s trust expenses and interest earned by the UCT on its investments.

6. Trust Termination

The UCT Agreement provides that the UCT shall terminate upon the distribution of all assets held in the UCT but not later than three years after the Effective Date; provided, however, if the Trustee determines it to be in the best interest of the Beneficiaries, and subject to the approval of the Court, the term of the UCT may be extended for one or more finite terms. The UCT Agreement originally provided that the UCT would terminate not later than five years after the Effective Date (subject to extension with approval of the Court). In conjunction with commencement of periodic reporting to the Securities and Exchange Commission (“SEC”), the UCT and the UCTAC amended the UCT Agreement to provide for the UCT’s termination not later than three years after the Effective Date (subject to extension with approval of the Court). During the quarter ended October 31, 2004, the FOL Liquidation Trust advised the UCT that it did not anticipate a final distribution to the UCT until the second calendar quarter of 2005 or later. While the UCT anticipates that substantially all of its claim resolution work will be completed prior to the three-year anniversary date on April 30, 2005, the UCT will need to continue its existence until it has received all of its distributions from the FOL Liquidation Trust. Thus, even if the UCT has completed its claim resolution work as currently anticipated, it will be necessary to apply to the Court for an extension of the UCT’s termination date to enable the Beneficiaries to receive all amounts to which they are entitled under the Plan. The UCT anticipates applying to the Court for an extension of the UCT’s termination date during March, 2005.

7. Income Tax Status

The receipt of the uncertificated interest in the UCT constitutes full satisfaction of a Beneficiary’s claim against FTL. Pursuant to the Plan, as of the Effective Date, a Beneficiary was deemed to have received its allocable share of the assets that were then deemed contributed to the UCT.

Upon the advice of tax counsel, the UCT determined that Grantor Trust Statements were required to be issued after the end of the UCT’s first fiscal year, which was April 30, 2003. Accordingly, 2003 Grantor Trust Statements were issued to Beneficiaries reporting required tax information, including each grantor’s share of the income, gain, deductions, loss or credits of the UCT attributable to the period from the date of the UCT’s formation through the end of the UCT’s first fiscal year on April 30, 2003, with the amounts so reported to be reflected on the Beneficiary’s appropriate 2003 tax return. Similarly, Grantor Trust Statements reporting required tax information have been issued to Beneficiaries, including each grantor’s share of the income, gain, deductions, loss or credits of the UCT attributable to the UCT’s second fiscal year (which ended April 30, 2004), with the amounts so reported to be reflected on the Beneficiary’s appropriate tax return for 2004. Grantor Trust Statements will be issued to Beneficiaries for each subsequent fiscal year of the UCT ending on April 30th of such year until the termination of the UCT.

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

Distributions

These amounts represent payments made to the holders of Allowed Class 4A Claims, as described in Note 5. Distributions have been made to holders of Allowed Claims during the quarter ended January 31, 2005 in the aggregate amount of $1,341,696. Distributions of $1,416,485 were made to holders of Allowed Claims during the quarter ended January 31, 2004. Aggregate distributions since the inception of the trust total $14,485,167, including $513,031 for court authorized lump sum settlements of three claims and representing 8.4743% of all other Allowed Claims to holders who have provided taxpayer identification numbers as required by the Plan.

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

Tax Status

The UCT is intended to qualify as a liquidating trust for federal income tax purposes, and therefore should be taxable as a grantor trust. The Beneficiaries will be treated as grantors; accordingly, their pro rata share of all items of income, gain, loss, deduction and credit will be included in the income tax returns of the Beneficiaries.

Changes in net assets

Funding from FOL Liquidation Trust and Investment Income

During the quarter ended January 31, 2005, the UCT received no distributions from the FOL Liquidation Trust and received interest on invested funds in the amount of $31,008. During the quarter ended January 31, 2004, the UCT received distributions from the FOL Liquidation Trust in the aggregate amount of $336,236 and received interest on invested funds in the amount of $21,514. Since its inception, the UCT has received distributions from the FOL Liquidation Trust in the aggregate amount of $20,382,719. The UCT’s investments have yielded interest income in the amount of $543,141 since its inception.

Reserves

In accordance with the terms of the Plan and the Initial Distribution, the UCT has established reserves for Allowed and Disputed Claims. The Disputed Claims reserve consists of the ratable proportion of all cash allocated for distribution on account of each Disputed Claim based upon the asserted amount of each Disputed Claim or such amount as may be agreed to by the holder of the Claim and the UCT or as may otherwise be determined by the Court. As of January 31, 2005, the UCT held total reserves of $5,897,552 for Allowed and Disputed Claims, including $752,591 for 298 holders of Allowed Claims who have not provided the taxpayer identification information required by the UCT Agreement. As of April 30, 2004, the UCT held total reserves of $8,268,675 for Allowed and Disputed Claims. The reserve for Allowed and Disputed Claims decreased on account of distributions made to holders of Allowed Claims, resolution of Disputed Claims and the UCT’s decision effective October 31, 2004 to reallocate $512,133 (which amount is equivalent to the interest earned since the inception of the UCT through October 31, 2004) from the Distribution Reserve for Allowed and Disputed Claims to the Case Administration Reserve as described in Note 5 to the Financial Statements.

The UCT also holds a Case Administration Expense Reserve in the amount of $739,629 as of January 31, 2005, which is to be used to fund expenses of administering the UCT, as more particularly described in the Trust Expenses section below. As of October 31, 2004, the Case Administration Expense Reserve was $859,509. The $119,888 decrease in the Case Administration Reserve from October 31, 2004 to January 31, 2005 is the net change resulting from the $150,888 of trust expenses disbursed during the quarter ended January 31, 2005 plus the $31,008 of interest earned on invested funds during the quarter ended January 31, 2005.

Distributions

An Initial Distribution of 3.9297% was authorized by the court and made by the UCT to holders of Allowed Claims on October 30, 2002 in accordance with the Initial Distribution Reserve Order, and periodically thereafter to holders of subsequently Allowed Claims. On July 30, 2003, the UCT made its Second Distribution in the amount of 4.5446% to holders of Allowed Claims using the reserving methodology approved by the Court for the Initial Distribution. This brings the total distribution to holders of Allowed Claims to 8.4743% as of January 31, 2005, which is the distribution rate received by holders of Allowed Claims which have been allowed subsequent to July 31, 2003.

Distributions have been made to holders of newly Allowed Claims during the quarter ended January 31, 2005 in the aggregate amount of $1,341,696, including $475,000 for a court authorized lump sum settlement paid to one holder of a newly Allowed Claim. Distributions of $1,416,485 were made to holders of newly Allowed Claims during the quarter ended January 31, 2004. Aggregate distributions since the inception of the trust total $14,485,167, including $513,031 in court authorized lump sum settlements of three Allowed Claims and representing 8.4743% of all other Allowed Claims for which required taxpayer identification information has been provided.

Outstanding Claims

On the date of inception of the UCT, there were approximately 3,450 Class 4A Claims. The UCT has filed various objections to Claims and, after notice and hearing, orders allowing and expunging claims of non-responding claimants were entered by the Court. The UCT has resolved certain other claims on a consensual basis. As a result, as of January 31, 2005, there were approximately 1,901 Class 4A Claims remaining. Of this amount, 1841 claims totaling $174,270,471 have been allowed (including three Allowed Claims receiving court authorized lump sum settlements aggregating $513,031). There remain approximately 60 Disputed Claims as of January 31, 2005 (of which 54 are subject to pending objections before the Court).

Trust Expenses

During the quarter ended January 31, 2005, the UCT paid expenses totaling $150,888, which include trust administration, professional fees, claims resolution, and other costs. During the quarter ended January 31, 2004, the UCT paid expenses totaling $218,593. Since its inception, the UCT has paid trust expenses totaling $2,508,512. Trust expenses include the fees of the Trustee, which are paid pursuant to the fee arrangement agreed to and approved by the UCTAC upon the appointment of the Trustee in conjunction with confirmation of the Plan and the formation of the UCT.

Pursuant to the Plan, the UCT received $2,705,000, which is allocated solely for trust expenses and which is to be returned to the FOL Liquidation Trust to the extent not used for such expenses. Previously, the Trustee has allocated interest income to the Distribution Reserve for Allowed and Disputed claims and reported that with the possible exception that such interest might be needed for case administration expenses, the UCT did not anticipate that any of the other funds received from the FOL Liquidation Trust and allocated to the Distribution Reserve for Allowed and Disputed claims would be needed for case administration expenses. The UCT determined during the quarter ended October 31, 2004, as allowed by the UCT Agreement, to reallocate $512,133 (which amount is equivalent to the interest earned since the inception of the UCT through October 31, 2004) from the Distribution Reserve for Allowed and Disputed Claims to the Case Administration Reserve effective October 31, 2004, and to allocate interest earned in the future to the Case Administration Reserve in order to provide adequate resources for the payment of case administration expenses. To the extent interest earned is not needed for case administration expenses, it will be distributed to the Beneficiaries as part of the final distribution. At January 31, 2005, the UCT held $739,629 in the Case Administration Reserve, including $543,141 of interest earned by the UCT since its inception.

A factor in the Trustee’s decision to reallocate an amount equal to interest earned to the Case Administration Reserve was the FOL Liquidation Trust informing the UCT during the quarter ended October 31, 2004 that it did not anticipate a final distribution to the UCT until the second calendar quarter of 2005 or later. As discussed in Note 6 to the Financial Statements, the UCT is currently scheduled to terminate on April 30, 2005 and the UCT will apply to the Court for an extension of the termination date to enable the Beneficiaries to receive all amounts to which they are entitled under the Plan. If the FOL Liquidation Trust makes a final distribution to the UCT within the second calendar quarter of 2005, the UCT currently anticipates that the original $2,705,000 funding of the Case Administration Reserve, together with interest earned by the UCT since its inception, will be adequate to fund trust expenses through the UCT’s termination. While reserving all of its rights with respect thereto, the UCT thus still anticipates that all or substantially all of the distributions received from the FOL Liquidation Trust will be used for distributions to holders of Beneficial Interests and not for the funding of trust expenses. Accordingly, the amounts expended for trust expenses are not anticipated to significantly impact the distributions to the holders of Allowed Claims in Class 4A due to the separate funding of the UCT’s trust expenses and interest earned by the UCT on its investments.

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

None.

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

Date: March 14, 2005

EXHIBIT INDEX

31.	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certificate pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.