Form 10-K
period 2005-04-30
FRUIT OF THE LOOM UNSECURED CREDITORS TRUST
filed 2005-07-29
CIK 1256923

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT FOR THE FISCAL YEAR ENDED APRIL 30, 2005

Commission File Number 001-08941*

FRUIT OF THE LOOM UNSECURED CREDITORS TRUST

(Exact name of registrant as specified in its charter)

Delaware	04-6979618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Clingman & Hanger Management Associates, LLC 11038 Lakeridge Parkway, Suite 4 Ashland, VA	23005
(Address of principal executive offices)	(Zip Code)

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

On March 19, 2002, Fruit of the Loom filed the Third Amended Joint Plan of Reorganization of Fruit of the Loom under Chapter 11 of the Bankruptcy Code (the “Plan”). On April 19, 2002, the Court entered an order (the “Confirmation Order”), confirming the Plan. The Plan, among other things, implemented the sale of Fruit of the Loom’s basic apparel business as a going concern to New FOL Inc., a wholly owned subsidiary of Berkshire Hathaway Inc., pursuant to the terms, and subject to the conditions, of the Asset Purchase Agreement dated as of November 1, 2001, as amended (the “Berkshire Agreement”). The Plan became effective on April 30, 2002 and all securities of FTL, Inc. and FTL Ltd. were deregistered on May 2, 2002 pursuant to a Form 15 filed with the Securities and Exchange Commission (the “SEC”).

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

Unsecured Creditors Trust

Under the Plan, holders of Claims (a) became beneficiaries of the UCT entitling them to a ratable proportion of all distributions made by the UCT in respect of the UCT’s beneficial interest in the FOL Liquidation Trust, and the UCT Claims (as defined below), and (b) received an uncertificated Beneficial Interest (defined below) in the UCT in proportion to their pro rata share of Claims. Pursuant to the terms of the Plan, and through the date hereof, the UCT has received:

(a) $20,542,831 in payments from the FOL Liquidation Trust which represents 190/445 of 7.5% of the distributions made to date by the FOL Liquidation Trust on account of the UCT’s beneficial interests in the FOL Liquidation Trust. The UCT anticipates that it will receive future distributions from the FOL Liquidation Trust, but no assurances can be given as to the timing and amount of such distributions. The UCT’s interest in the FOL Liquidation

Trust represents the UCT’s interest in (i) the purchase price under the Berkshire Agreement, adjusted to deduct certain amounts and (ii) proceeds of the liquidation of the remaining assets and companies of Fruit of the Loom (the “Non-Core Assets”); and

(b) certain claims and causes of action (defined in the Plan as the “UCT Claims”), which the Unsecured Creditors Trust Advisory Committee (“UCTAC”) and the Trust Administrator determined not to pursue following an analysis of the likelihood of collecting payments in a cost effective manner.

The UCT also received an initial funding amount of $2,705,000 (the “Initial Funding Amount”) to be used to fund permitted case administration expenses. These funds are not available for distributions to holders of Beneficial Interests. To the extent that any portion of the Initial Funding Amount remains unused upon the termination of the UCT, such funds shall be repaid to the FOL Liquidation Trust. It is currently anticipated, however, that the entire $2,705,000 Initial Funding Amount will be expended on case administration expenses and that, if so, there will be no unused funds remaining to be returned to the FOL Liquidation Trust.

FOL Liquidation Trust

The timing of distributions to holders of Beneficial Interests in the UCT will in part be dependent upon the timing of distributions by the FOL Liquidation Trust. The FOL Liquidation Trust was created to distribute the proceeds of the Berkshire Agreement and Non-Core Assets and in connection therewith pay certain claims associated with administrative expenses, the debtor-in-possession crefit facility, tax claims, certain secured claims; and make distributions to (i) holders of Allowed Class 2 Claims, (ii) the Unsecured Creditors Trust and (iii) certain Allowed Trade Claims. The FOL Liquidation Trust was also created to resolve disputed Administrative Expenses, Other Secured, Priority and Class 5 Claims. In connection with its operations, the FOL Liquidation Trust shall also establish and administer a separate Disputed Reserve and provide indemnification for Released Parties, each in accordance with the Plan.

Terms of the Unsecured Creditors Trust

Governance

The UCT is governed by an Unsecured Creditors Trust Agreement (the “UCT Agreement”). The Trust Administrator of the UCT is Clingman & Hanger Management Associates, LLC (the “Trust Administrator”). The UCTAC, comprised of not less than three and not more than five members, has the authority to appoint any successor Trust Administrator. The UCT has no full-time or part-time employees.

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

Limited Term

The UCT Agreement provides that the UCT shall terminate upon the distribution of all assets held in the UCT but not later than three years after the Effective Date of the Plan; provided, however, if the Trust Administrator determines it to be in the best interest of the holders of Beneficial Interests, and subject to the approval of the Court, the term of the UCT may be extended for one or more finite terms. The UCT Agreement originally provided that the UCT would terminate not later than five years after the Effective Date (subject to extension with approval of the Court). In conjunction with commencement of periodic reporting to the SEC, the UCT and the UCTAC amended the UCT Agreement to provide for the UCT’s termination not later than three years after the Effective Date (subject to extension with approval of the Court). During the quarter ended October 31, 2004, the FOL Liquidation Trust advised the UCT that it did not anticipate a final distribution to the UCT until the second calendar quarter of 2005 or later. While the UCT anticipated that substantially all of its claim resolution work would be completed prior to the three-year anniversary date on April 30, 2005 and indeed that was the situation, the UCT needed to continue its existence until it received all of its distributions from the FOL Liquidation Trust. Thus, it was necessary to apply to the Court for an extension of the UCT’s termination date to enable the holders of Beneficial Interests to receive all amounts to which they are entitled under the Plan. In March, 2005, the UCT applied to the Court for an extension of the UCT’s term until April 30, 2006, which the Court approved. The FOL Liquidation Trust has advised the UCT that it anticipates a final distribution to the UCT before the end of 2005. If the UCT receives its final distribution from the FOL Liquidation Trust within the time frames anticipated by the FOL Liquidation Trust, the UCT does not anticipate requesting from the Court a further extension of the UCT’s term.

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

In addition, the UCT Agreement originally provided that the Trust Administrator is required, within 120 days after the end of each calendar year (unless the UCT was terminated during that calendar year), to submit to the Court (and make available to the holders of Beneficial Interests) written reports disclosing transactions for the prior calendar year, including: (i) unaudited financial statements of the UCT at the end of such calendar year, including the receipts and disbursements of the UCT for the year, (ii) a description of any action taken by the Trust Administrator in the performance of its duties which materially and adversely affected the UCT and of which notice had not previously been given to the holders of Beneficial Interests, and (iii) to the extent determinable, a separate statement for each holder of Beneficial Interests setting forth the holder’s share of items of income, gain, loss, deduction or credit and instructions to all holders of Beneficial Interests to report such items on their federal income tax returns. In conjunction with commencement of periodic reporting to the SEC with the fiscal quarter ended July 31, 2003, the UCT and the UCTAC amended the UCT Agreement to provide that the reporting requirements to the Court and holders of Beneficial Interests would be based upon the UCT’s fiscal year and quarters rather than the calendar year and quarters. This change permitted the filings with the SEC and pursuant to the UCT Agreement to be made for consistent time periods.

The Trust Administrator will also file with the SEC (1) an annual report under the cover of Form 10-K; (2) quarterly reports under the cover of Form 10-Q; and (3) whenever a material event relating to the UCT occurs, a current report under the cover of Form 8-K.

ITEM 2. PROPERTIES.

The UCT does not hold any material physical properties.

ITEM 3. LEGAL PROCEEDINGS.

Pursuant to the Plan, the UCT operates under the jurisdiction and supervision of the Court and will continue to do so until all general unsecured claims are resolved and the UCT is terminated pursuant to the terms of the Plan.

Since its inception, the UCT has filed various Omnibus Claims Objections motions with the Court in connection with bankruptcy claims resolution. Most of the general unsecured claims as to which objections were previously filed have been resolved either consensually or by default order entered by the Court. The Court retains jursidiction to hear disputed claims matters in the event that the parties are unable to consensually resolve any of the remaining claims as to which objections are pending. The UCT anticipates filing at least one additional Claims objection in the future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Beneficial Interests are not listed on any securities exchange or quoted on the Nasdaq Stock Market or OTC Bulletin Board. The UCT is not currently aware of the existence of an established public trading market for the Beneficial Interests and the UCT does not expect any public trading market to develop. At April 30, 2005, there were approximately 1853 holders of record of Beneficial Interests.

Holders

The Beneficial Interests are not transferable except by will, intestate succession or operation of law. At April 30, 2005, the UCT had approximately 1853 holders of Beneficial Interests of record and eight additional potential Beneficial Interests outstanding.

Distributions

An Initial Distribution of 3.9297% of Allowed Claims was authorized by the Court and made by the UCT to holders of Allowed Claims for which required taxpayer identification information was provided on October 30, 2002 in accordance with the Initial Distribution Reserve Order, and periodically thereafter to holders of subsequently Allowed Claims. On July 30, 2003, the UCT made its Second Distribution in the amount of 4.5446% of Allowed Claims to holders of Allowed Claims for which required taxpayer identification information was provided pursuant to the reserving methodology approved by the Court for the First Reserve Motion. On March 30, 2005, the UCT made its Third Distribution in the amount of 2.1% of Allowed Claims to holders of Allowed Claims for which required taxpayer identification information was provided pursuant to the reserving methodology approved by the Court for the First Reserve Motion. This brings the total distribution to holders of Allowed Claims for which required taxpayer identification information was provided to 10.5743% of Allowed Claims as of April 30, 2005, which is the distribution rate received by holders of Allowed Claims which have been allowed subsequent to March 30, 2003.

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

CHANGES IN NET ASSET DATA (in thousands)

	Thirty-six Months From Trust Inception Through April 30, 2005	Twelve Months Ended April 30 2005	Twelve Months Ended April 30 2004
Receipts :
Distributions from FOL Liquidation Trust	$20,543	$160	$1,345
Initial Funding of UCT Case Administration Expenses	$2,705	$—	$—
Interest and Other Income	$574	$112	$124

Total Receipts	$23,822	$272	$1,469

Disbursements & Expenses :
Distributions from UCT	$(17,973)	$(5,396)	$(8,985)
Trust Expense	$(2,630)	$(567)	$(1,005)

Total Disbursements & Expenses	$(20,603)	$(5,963)	$(9,990)

Net Receipts (Disbursements & Expenses)	$3,219	$(5,691)	$(8,521)

		As of April 30, 2005	As of April 30, 2004
Assets:
Cash		$3,219	$8,910

Total Assets		$3,219	$8,910

Liabilities (Reserves) :
Distribution Reserve for Allowed and Disputed Claims		$2,570	$8,268
Case Administration Expense Reserve		$649	$642

Total Liabilities (Reserves)		$3,219	$8,910

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

Tax Status

The UCT is intended to qualify as a liquidating trust for federal income tax purposes, and therefore should be taxable as a grantor trust. If the UCT is taxable as a grantor trust, the holders of Beneficial Interests will be treated as grantors; accordingly their pro rata share of all items of income, gain, loss, deduction and credit will be included in the income tax returns of the holders of Beneficial Interests.

Changes in net assets – Inception to April 30, 2005

Funding from FOL Liquidation Trust and Investment Income

During the year ended April 30, 2005, the UCT received distributions from the FOL Liquidation Trust in the aggregate amount of $160,112 and received interest on invested funds in the amount of $111,800. During the year ended April 30, 2004, the UCT received distributions from the FOL Liquidation Trust in the aggregate amount of $1,344,943 and received interest on invested funds in the amount of $123,813. Since its inception, the UCT has received distributions from the FOL Liquidation Trust in the aggregate amount of $20,542,831. The UCT’s investments have yielded interest income in the amount of $574,337 since its inception.

Distributions

An Initial Distribution of 3.9297% of Allowed Claims was authorized by the Court and made by the UCT to holders of Allowed Claims for which required taxpayer identification information was provided on October 30, 2002 in accordance with the Initial Distribution Reserve Order, and periodically thereafter to holders of subsequently Allowed Claims. On July 30, 2003, the UCT made its Second Distribution in the amount of 4.5446% of Allowed Claims to holders of Allowed Claims for which required taxpayer identification information was provided pursuant to the reserving methodology approved by the Court for the First Reserve Motion. On March 30, 2005, the UCT made its Third Distribution in the amount of 2.1% of Allowed Claims to holders of Allowed Claims for which required taxpayer identification information was provided pursuant to the reserving methodology approved by the Court for the First Reserve Motion. This brings the total distribution to holders of Allowed Claims for which required taxpayer identification information was provided to 10.5743% of Allowed Claims as of April 30, 2005, which is the distribution rate received by holders of Allowed Claims which have been allowed subsequent to March 30, 2003.

Distributions have been made to holders of Allowed Claims during the year ended April 30, 2005 in the aggregate amount of $5,396,259, including $475,000 for a court authorized lump sum settlement paid to one holder of a newly Allowed Claim. Distributions of $8,984,383 were made to holders of Allowed Claims during the year ended April 30, 2004. Aggregate distributions since the inception of the UCT total $17,972,840, including $513,031 in court authorized lump sum settlements of three Allowed Claims and representing 10.5743% of all other Allowed Claims for which required taxpayer identification information has been provided.

Reserves

In accordance with the terms of the Plan and the Court’s reserve order for the Initial Distribution, the UCT has established reserves for Allowed and Disputed Claims. The Disputed Claims reserve consists of the ratable proportion of all cash allocated for distribution on account of each disputed claim based upon the asserted amount of each Disputed Claim or such amount as may be agreed to by the holder of the Claim and the UCT or as may otherwise be determined by the Court. As of April 30, 2005, the UCT holds total reserves of $2,569,991 for Allowed and Disputed Claims, including $1,544,068 for 306 holders of Allowed Claims who have not provided the taxpayer identification information required by the UCT Agreement. As of April 30, 2004, the UCT held total reserves of $8,268,675 for Allowed and Disputed Claims. The $5,698,684 decrease in the reserve for Allowed and Disputed Claims from April 30, 2004 to April 30, 2005 is the net change resulting from the increase on account of the $160,112 distribution received from the FOL Liquiudation Trust during the fiscal year and the decrease in the reserve on account of distributions made to holders of Allowed Claims, resolution of Disputed Claims and the UCT’s decision effective October 31, 2004 to reallocate $512,133 (which amount is equivalent to the interest earned since the inception of the UCT through October 31, 2004) from the Distribution Reserve for Allowed and Disputed Claims to the Case Administration Expense Reserve as described in Note 5 to the Financial Statements.

The UCT also holds a Case Administration Expense Reserve in the amount of $649,001 as of April 30, 2005, which is to be used to fund expenses of adminstering the UCT, as more particularly described the the Trust Expenses section below. As of April 30, 2004, the Case Administration Expense Reserve was $641,739. The $7,262 increase in the Case Administration Expense Reserve from April 30, 2004 to April 30, 2005 is the net change resulting from the $567,075 of trust expenses disbursed during the fiscal year ended April 30, 2005 plus the $512,133 (which amount is equivalent to the interest earned since the inception of the UCT through October 31, 2004) allocated to the Case Administration Expense Reserve on account of the UCT’s decision effective October 31, 2004 to reallocate such funds from the Distribution Reserve for Allowed and Disputed Claims to the Case Administration Expense Reserve as described in Note 5 to the Financial Statements and plus the $62,204 of interest earned on invested funds from November 1, 2004 through April 30, 2005.

Outstanding Claims

On the date of inception of the UCT, there were approximately 3,450 Class 4A Claims. The UCT has filed various objections to Claims and, after notice and hearing, orders allowing and expunging claims of non-responding claimants were entered by the Court. The UCT has resolved certain other claims on a consensual basis. As a result, on April 30, 2005, there are approximately 1861 Class 4A Claims remaining. Of this amount, 1853 Claims totalling $180,603,121 have been Allowed (including three Allowed Claims receiving court authorized lump sum settlements aggregating $513,031). There remain approximately eight Disputed Claims as of April 30, 2005 (of which four are subject to pending objections before the Court).

Trust Expenses

During the year ended April 30, 2005, the UCT paid expenses totaling $567,075 which include trust administration, professional fees, claims resolution, and other costs. During the year ended April 30, 2004, the UCT paid expenses totalling $1,005,227. Since its inception, the UCT has paid trust expenses totalling $2,630,336. Trust expenses include the fees of the Trust Administrator, which are paid pursuant to the fee arrangement agreed to and approved by the UCTAC upon the appointment of the Trust Administrator in conjunction with confirmation of the Plan and the formation of the UCT.

Pursuant to the Plan, the UCT received an Initial Distribution of $2,705,000, which is allocated solely for trust expenses and which is to be returned to the FOL Liquidation Trust to the extent not used for such expenses. Previously, the Trust Administrator has allocated interest income to the Distribution Reserve for Allowed and Disputed Claims and reported that with the possible exception that such interest might be needed for case administration expenses, the UCT did not anticipate that any of the other funds received from the FOL Liquidation Trust and allocated to the Distribution Reserve for Allowed and Disputed claims would be needed for case administration expenses. The UCT determined during the quarter ended October 31, 2004, as allowed by the UCT Agreement, to reallocate $512,133 (which amount is equivalent to the interest earned since the inception of the UCT through October 31, 2004) from the Distribution Reserve for Allowed and Disputed Claims to the Case Administration Expense Reserve effective October 31, 2004, and to allocate interest earned in the future to the Case Administration Expense Reserve in order to provide adequate resources for the payment of case administration expenses. To the extent interest earned is not needed for case administration expenses, it will be distributed to the holders of Beneficial Interests as part of the final distribution. At April 30, 2005, the UCT held $649,001 in the Case Administration Expense Reserve, including $574,337 of interest earned by the UCT since its inception. The $7,262 increase in the Case Administration Expense Reserve from April 30, 2004 to April 30, 2005 is the net change resulting from the $567,075 of trust expenses disbursed during the fiscal year ended April 30, 2005 plus the $512,133 (which amount is equivalent to the interest earned since the inception of the UCT through October 31, 2004) allocated to the Case Administration Expense Reserve on account of the UCT’s decision effective October 31, 2004 to reallocate such funds from the Distribution Reserve for Allowed and Disputed Claims to the Case Administration Expense Reserve as described in Note 5 to the Financial Statements and plus the $62,204 of interest earned on invested funds from November 1, 2004 through April 30, 2005.

A factor in the Trust Administrator’s decision to reallocate an amount equal to interest earned to the Case Administration Expense Reserve was the FOL Liquidation Trust informing the UCT during the quarter ended October 31, 2004 that it did not anticipate a final distribution to the UCT until the second calendar quarter of 2005 or later. As discussed in Note 6 to the Financial Statements, the UCT was previously scheduled to terminate on April 30, 2005 and the UCT applied to the Court for an extension of the termination date to enable the holders of Beneficial Interests to receive all amounts to which they are entitled under the Plan, which extension to April 30, 2006 has been granted by the Court. The FOL Liquidation Trust has more recently indicated to the UCT that it anticipates a final distribution to the UCT during the second half of 2005. If the FOL Liquidation Trust makes a final distribution to the UCT within the second calendar half of 2005, the UCT currently anticipates that the original $2,705,000 funding of the Case Administration Expense Reserve, together with interest earned by the UCT since its inception, will be adequate to fund trust expenses through the UCT’s termination. While reserving all of its rights with respect thereto, the UCT thus still anticipates that all or substantially all of the distributions received from the FOL Liquidation Trust will be used for distributions to holders of Beneficial Interests and not for the funding of trust expenses. Accordingly, the amounts expended for trust expenses are not anticipated to significantly impact the distributions to the holders of Allowed Claims in Class 4A due to the separate funding of the UCT’s trust expenses and interest earned by the UCT on its investments.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Fruit Of The Loom

Unsecured Creditors Trust

Cash Balance Sheet

(unaudited)

	As of April 30, 2005	As of April 30, 2004
Assets:
Cash	$3,218,992.28	$8,910,414.49

Total Assets	$3,218,992.28	$8,910,414.49

Liabilities (Reserves) :
Distribution Reserve for Allowed and Disputed Claims	$2,569,991.27	$8,268,675.17
Case Administration Expense Reserve	$649,001.01	$641,739.32

Total Liabilities (Reserves)	$3,218,992.28	$8,910,414.49

The accompanying notes are an integral part of these financial statements.

Fruit Of The Loom

Unsecured Creditors Trust

Statement of Operations

(unaudited)

	Thirty-six Months From Trust Inception Through April 30, 2005	Twelve Months Ended April 30, 2005	Twelve Months Ended April 30, 2004
Receipts :
Distributions from FOL Liquidation Trust	$20,542,831.00	$160,112.00	$1,344,943.00
Initial Funding of UCT Case Administration Expenses	$2,705,000.00	$—	$—
Interest and Other Income	$574,337.10	$111,800.49	$123,813.16

Total Receipts	$23,822.168.10	$271,912.49	$1,468,756.16

Disbursements & Expenses :
Distributions from UCT	$(17,972,839.73)	$(5,396,259.29)	$(8,984,382.91)
Trust Expense	$(2,630,336.09)	$(567,075.41)	$(1,005,226.93)

Total Disbursements & Expenses	$(20,603,175.82)	$(5,963,334.70)	$(9,989,609.84)

Net Receipts (Disbursements & Expenses)	$3,218,992.28	$(5,691,422.21)	$(8,520,853.68)

The accompanying notes are an integral part of these financial statements.

Fruit Of The Loom

Unsecured Creditors Trust

Statement of Cash Flows

(unaudited)

	Thirty-six Months From Trust Inception Through April 30, 2005	Twelve Months Ended April 30, 2005	Twelve Months Ended April 31, 2004
Cash at Beginning of Period	$—	$8,910,414.49	$17,431,268.17

Cash Flow from Unsecured Creditor Trust Funding :
Distributions from FOL Liquidation Trust	$20,542,831.00	$160,112.00	$1,344,943.00
Initial Funding of UCT Case Administration Expenses	$2,705,000.00	$—	$—

Total	$23,247,831.00	$160,112.00	$1,344,943.00

Cash Flow from Investing Activities :
Interest and Other Income	$574,337.10	$111,800.49	$123,813.16

Total	$574,337.10	$111,800.49	$123,813.16

Cash Flow from Trust Operations :

Distributions from UCT	$(17,972,839.73)	$(5,396,259.29)	$(8,984,382.91)
Trust Expense	$(2,630,336.09)	$(567,075.41)	$(1,005,226.93)

Total	$(20,603,175.82)	$(5,963,334.70)	$(9,989,609.84)

Net Cash Flow	$3,218,992.28	$(5,691,422.21)	$(8,520,853.68)

Cash at the end of period	$3,218,992.28	$3,218,992.28	$8,910,414.49

The accompanying notes are an integral part of these financial statements.

FRUIT OF THE LOOM

UNSECURED CREDITORS TRUST

LIQUIDATING TRUST NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

1. General

On December 29, 1999, Fruit of the Loom, Ltd. and NWI-I, Inc., formerly known as Fruit of the Loom, Inc. (collectively, “Fruit of the Loom”) filed with the United States Bankruptcy Court for the District of Delaware (the “Court”) a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. The Third Amended Joint Plan of Reorganization of Fruit of the Loom, et. al. (the “Plan”) was confirmed by the Court on April 19, 2002. The Plan became effective on April 30, 2002 (the “Effective Date”). In accordance with the Plan, the apparel business of Fruit of the Loom was sold to Berkshire Hathaway, Inc. pursuant to the Asset Purchase Agreement (the “APA”) by and between Fruit of the Loom, Ltd., Fruit of the Loom, Inc., Union Underwear, Inc., FTL Caribe, Ltd. (the “Sellers”) and New FOL, Inc. (the “Purchaser”) and Berkshire Hathaway, Inc.

The Fruit of the Loom Unsecured Creditors Trust (the “UCT”) was established pursuant to the Plan. The operation of the UCT is governed by the Plan and the UCT Agreement executed pursuant thereto. Terms which are not defined herein are defined in the Plan and the UCT Agreement. Clingman & Hanger Management Associates, LLC serves as the Trust Administrator (the “Trust Administrator”) of the UCT. The UCT was established to perform certain obligations of Fruit of the Loom under the Plan, including: (a) receiving distributions from the FOL Liquidation Trust intended for holders of Allowed Class 4A Claims (the “Claims”) and distributing those funds to those holders; (b) holding and distributing any proceeds received from the Creditors’ Committee Action; (c) having the exclusive authority to prosecute, settle or otherwise resolve objections to Disputed Claims and to prosecute, settle or otherwise resolve the Creditors’ Committee Action and (d) such other purposes as set forth in the Plan and the UCT Agreement.

To the extent of any inconsistency between these Notes to the Unaudited Financial Statements and the Plan or the UCT Agreement, the terms of the Plan or the UCT Agreement (as the case may be) control.

2. Beneficiaries and Beneficial Interests

The holders of Beneficial Interests of the UCT are the holders of Allowed Class 4A Claims. Each holder of an Allowed Class 4A Claim receives an uncertificated Beneficial Interest in the UCT in proportion to its pro rata share of Claims.

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

4. Commitments, Contingencies and Recoveries

As discussed in Note 3, the financial statements are prepared on a cash basis. Accordingly, no accrual has been made for potential liabilities or recoveries (including interest earned, but not yet received or estimates of future distributions from the FOL Liquidation Trust), however, the UCT has established Disputed Claim Reserves and Other Reserves as required or allowed by the Plan and the UCT Agreement, which reserves have been established in the reasonable business judgment of the Trust Administrator and pursuant to order of the Court as described in Note 5.

5. Claims, Distributions and Reserves

The UCT has filed various Omnibus Objections to Claims and, after notice and hearing, orders allowing and expunging claims of non-responding claimants were entered by the Court. The UCT has resolved certain other claims on a consensual basis.

On the Effective Date, there were approximately 3,450 Class 4A Claims. As of April 30, 2005, there are approximately 1861 Class 4A Claims remaining, of which 1853 have been Allowed, leaving approximately eight Disputed Claims.

With the approval of the Court, the UCT made its first distribution to holders of the Initial Allowed Claims on October 30, 2002 as required by Section 4.5(b) of the UCT Agreement. Section 8.6 of the Plan provides that on the Initial Distribution Date, the UCT shall establish a separate Disputed Reserve for Disputed Claims, consisting of the ratable proportion of all cash allocated for distribution on account of each Disputed Claim based upon the asserted amount of each Disputed Claim or such amount as may be agreed to by the holder of the Claim and the UCT or as may otherwise be determined by the Court. On September 18, 2002, the UCT filed a motion (the “First Reserve Motion”) with the Court to establish the amount of the Disputed Reserve. On October 10, 2002, the Court granted the UCT’s First Reserve Motion and entered an order approving the Initial Distribution and the Disputed Reserves Proposed in the First Reserve Motion (the “Initial Distribution Reserve Order”). Based upon the amount of the claims for which reserves were established, an Initial Distribution of 3.9297% of Allowed Claims was authorized by the Court and made by the UCT to holders of Allowed Claims for which required taxpayer identification information was provided as described below.

On July 30, 2003, the UCT made its Second Distribution in the amount of 4.5446% of Allowed Claims to holders of Allowed Claims for which required taxpayer identification information was provided pursuant to the reserving methodology approved by the Court for the First Reserve Motion. On March 30, 2005, the UCT made its Third Distribution in the amount of 2.1% of Allowed Claims to holders of Allowed Claims for which required taxpayer identification information was provided pursuant to the reserving methodology approved by the Court for the First Reserve Motion. This brings the total distribution to holders of Allowed Claims for which required taxpayer identification information was provided to 10.5743% of Allowed Claims as of April 30, 2005, which is the distribution rate received by holders of Allowed Claims which have been allowed subsequent to March 30, 2003.

As of April 30, 2005, 1853 Claims have been Allowed in the total amount of $180,603,121. The Initial Distribution of 3.9297% and the Second Distribution of 4.5446% and the Third Distribution of 2.1%, totalling 10.5743%, has been disbursed to holders of 1,547 Allowed Claims who have provided the UCT with taxpayer identification numbers as required by the UCT Agreement. As of April 30, 2005, $17,972,840 has been disbursed and the UCT continues to hold $1,544,068 for 306 holders of Allowed Claims who have not provided the taxpayer identification information required by the UCT Agreement. Such funds will be disbursed upon receipt of the necessary taxpayer identification numbers.

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

During the year ended April 30, 2005, the UCT received distributions from the FOL Liquidation Trust in the amount of $160,112. During the year ended April 30, 2004, the UCT received distributions from the FOL Liquidation Trust in the amount of $1,344,943. Since the Effective Date, the UCT has received distributions from the FOL Liquidation Trust in the aggregate amount of $20,542,831. All of the amounts received from the FOL Liquidation Trust, net of distributions to holders of Allowed Claims, are in the cash balances as part of the Reserve for Allowed and Disputed Claims. As of April 30, 2005, the UCT holds total reserves of $2,569,991 for Allowed and Disputed Claims. As of April 30,2004, the UCT held total reserves of $8,268,675 for Allowed and Disputed Claims.

Pursuant to Section 7.23.5 of the Plan, the UCT received $2,705,000, which is allocated solely for trust expenses and which is to be returned to the FOL Liquidation Trust to the extent not used for such expenses. Until October 31, 2004, the Trust Administrator allocated interest income to the Distribution Reserve for Allowed and Disputed Claims and reported that with the possible exception that such interest might be needed for case administration expenses, the UCT did not anticipate that any of the other funds received from the FOL Liquidation Trust and allocated to the Distribution Reserve for Allowed and Disputed Claims would be needed for case administration expenses. The UCT determined during the quarter ended October 31, 2004, as allowed by the UCT Agreement, to reallocate $512,133 (which amount is equivalent to the interest earned since the inception of the UCT) from the Distribution Reserve for Allowed and Disputed Claims to the Case Administration Expense Reserve effective October 31, 2004, and to allocate interest earned in the future to the Case Administration Expense Reserve in order to provide adequate resources for the payment of case administration expenses. To the extent interest earned is not needed for case administration expenses, it will be distributed to the holders of Beneficial Interests as part of the final distribution. At April 30, 2005, the UCT held $649,001 in the Case Administration Expense Reserve, including $574,337 of interest earned by the UCT since its inception. The $7,262 increase in the Case Administration Expense Reserve from April 30, 2004 to April 30, 2005 is the net change resulting from the $567,075 of trust expenses disbursed during the fiscal year ended April 30, 2005 plus the $512,133 (which amount is equivalent to the interest earned since the inception of the UCT through October 31, 2004) allocated to the Case Administration Expense Reserve on account of the UCT’s decision effective October 31, 2004 to reallocate such funds from the Distribution Reserve for Allowed and Disputed Claims to the Case Administration Expense Reserve and plus the $62,204 of interest earned on invested funds from November 1, 2004 through April 30, 2005.

A factor in the Trust Administrator’s decision to reallocate an amount equal to interest earned to the Case Administration Expense Reserve was the FOL Liquidation Trust informing the UCT during the quarter ended October 31, 2004 that it did not anticipate a final distribution to the UCT until the second calendar quarter of 2005 or later. As discussed in Note 6 below, the UCT was previously scheduled to terminate on April 30, 2005 and the UCT applied to the Court for an extension of the termination date to enable the holders of Beneficial Interests to receive all amounts to which they are entitled under the Plan, which extension to April 30, 2006 has been granted by the Court. The FOL Liquidation Trust has more recently indicated to the UCT that it anticipates a final distribution to the UCT during the second half of 2005. If the FOL Liquidation Trust makes a final distribution to the UCT within the second calendar half of 2005, the UCT currently anticipates that the original $2,705,000 funding of the Case Administration Expense Reserve, together with interest earned by the UCT since its inception, will be adequate to fund trust expenses through the UCT’s termination. While reserving all of its rights with respect thereto, the UCT thus still anticipates that all or substantially all of the distributions received from the FOL Liquidation Trust will be used for distributions to holders of Beneficial Interests and not for the funding of trust expenses. Accordingly, the amounts expended for trust expenses are not anticipated to significantly impact the distributions to the holders of Allowed Claims in Class 4A due to the separate funding of the UCT’s trust expenses and interest earned by the UCT on its investments.

6. Trust Termination

The UCT Agreement provides that the UCT shall terminate upon the distribution of all assets held in the UCT but not later than three years after the Effective Date; provided, however, if the Trust Administrator determines it to be in the best interest of the holders of Beneficial Interests, and subject to the approval of the Court, the term of the UCT may be extended for one or more finite terms. The UCT Agreement originally provided that the UCT would terminate not later than five years after the Effective Date (subject to extension with approval of the Court). In conjunction with commencement of periodic reporting to the Securities and Exchange Commission (“SEC”), the UCT and the UCTAC amended the UCT Agreement to provide for the UCT’s termination not later than three years after the Effective Date (subject to extension with approval of the Court). During the quarter ended October 31, 2004, the FOL Liquidation Trust advised the UCT that it did not anticipate a final distribution to the UCT until the second calendar quarter of 2005 or later. While the UCT anticipated that substantially all of its claim resolution work would be completed prior to the three-year anniversary date on April 30, 2005 and indeed that was the situation, the UCT needed to continue its existence until it received all of its distributions from the FOL Liquidation Trust. Thus, it was necessary to apply to the Court for an extension of the UCT’s termination date to enable the holders of Beneficial Interests to receive all amounts to which they are entitled under the Plan. In March, 2005 the UCT applied to the Court for an extension of the UCT’s term until April 30, 2006, which the Court approved. The FOL Liquidation Trust has advised the UCT that it anticipates a final distribution to the UCT before the end of 2005. If the UCT receives its final distribution from the FOL Liquidation Trust within the time frames anticipated by the FOL Liquidation Trust, the UCT does not anticipate requesting from the Court a further extension of the UCT’s term.

7. Income Tax Status

The receipt of the uncertificated interest in the UCT constitutes full satisfaction of a holder of Beneficial Interest’s claim against Fruit of the Loom. Pursuant to the Plan, as of the Effective Date, a holder of Beneficial Interests was deemed to have received its allocable share of the assets that were then deemed contributed to the UCT.

Upon the advice of tax counsel, the UCT determined that Grantor Trust Statements were required to be issued after the end of the UCT’s first fiscal year, which was April 30, 2003. Accordingly, 2003 Grantor Trust Statements were issued to holders of Beneficial Interests reporting required tax information, including each grantor’s share of the income, gain, deductions, loss or credits of the UCT attributable to the period from the date of the UCT’s formation through the end of the UCT’s first fiscal year on April 30, 2003, with the amounts so reported to be reflected on the holder of Beneficial Interest’s appropriate 2003 tax return. Similarly, Grantor Trust Statements reporting required tax information have been issued to holders of Beneficial Interests, including each grantor’s share of the income, gain, deductions, loss or credits of the UCT attributable to the UCT’s second fiscal year (which ended April 30, 2004), with the amounts so reported to be reflected on the holder of Beneficial Interest’s appropriate tax return for 2004. Grantor Trust Statements will be issued to holders of Beneficial Interests for each subsequent fiscal year of the UCT ending on April 30th of such year until the termination of the UCT.

All entities that receive distributions under the Plan are responsible for reporting and paying, as applicable, taxes on account of their distributions. Each holder of Beneficial Interests is strongly advised to consult its own tax advisor regarding the federal, state, local and foreign tax consequences of holding or disposing of an interest in the UCT and of receiving distributions from the UCT.

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

Distributions

These amounts represent payments made to the holders of Allowed Claims in Class 4A, as described in Note 5. Distributions have been made to holders of Allowed Claims during the year ended April 30, 2005 in the aggregate amount of $5,396,259. Distributions of $8,984,383 were made to holders of Allowed Claims during the year ended April 30, 2004. Aggregate distributions since the inception of the UCT total $17,972,840, including $513,031 for court authorized lump sum settlements of three claims, and representing 10.5743% of Allowed Claims to holders who have provided taxpayer identification numbers as required by the Plan.

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

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation Of Disclosure Controls And Procedures

The UCT’s Trust Administrator, after evaluating the effectiveness of the UCT’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the “Evaluation Date”), has concluded that as of the Evaluation Date, the UCT’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the UCT would be made known to it by others within the UCT, particularly during the period in which this Annual Report was being prepared.

(b) Changes in Internal Controls

There were no significant changes in the UCT’s internal controls or in other factors that could significantly affect the UCT’s internal controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls and procedures requiring corrective actions.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information Regarding the Trust Administrators

The UCT has no directors or officers. The UCT has not adopted a Code of Ethics because it does not have any officers or employees, and because the Trust Administrator is required to exercise its powers in a fiduciary capacity pursuant to the UCT Agreement. Clingman & Hanger Management Associates, LLC is the Trust Administrator of the UCT. The names, titles and ages of the Principals of Clingman & Hanger Management Associates, LLC as of July 30, 2005 are as follows:

Name	Title	Age	Term
W. Edward Clingman, Jr.	Principal	52	Until a successor is duly elected and qualified

Teresa S. Hanger	Principal	44	Until a successor is duly elected and qualified

W. Edward Clingman, Jr.

Ed Clingman is a lawyer, certified public accountant and business executive, with more than 25 years experience. He is a 1978 graduate of the University of Virginia Law School and also earned his B. S. in Accounting from the University of Virginia.

Mr. Clingman founded Clingman & Hanger Management Associates, LLC (C&H) in 1999 and is a principal of C&H. Among other projects undertaken by C&H, Mr. Clingman has (i) directed the dissolution and wind-down of Venture Stores Inc, in its liquidating Chapter 11 bankruptcy proceeding in the U. S. Bankruptcy Court for the District of Delaware during 1990-2000, (ii) completed administration of the Drug Emporium Liquidating Trust (established in connection with the confirmed Chapter 11 Plan of Drug Emporium in the U. S. Bankruptcy Court for the Western District of Ohio), resolving all general unsecured claims and making final distributions to creditors during 2001-2002, (iii) completed the liquidation of Homeland Stores, through C&H, as exclusive wind-down and liquidation agent in its liquidating Chapter 11 bankruptcy proceeding in the Western District of Oklahoma; and (iv) is currently serving, through C&H, as the Estate Manager (i.e., liquidating trustee) for House2Home, Inc. in its liquidating Chapter 11 bankruptcy proceeding in the Central District of California.

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

As a Principal of C&H, Ms. Hanger has materially participated in (i) the dissolution and wind-down of Venture Stores Inc, in its liquidating Chapter 11 bankruptcy proceeding in the U. S. Bankruptcy Court for the District of Delaware during 1990-2000, (ii) the administration of the Drug Emporium Liquidating Trust (established in connection with the confirmed Chapter 11 Plan of Drug Emporium in the U. S. Bankruptcy Court for the Western District of Ohio), resolving all general unsecured claims and making final distributions to creditors during 2001-2002, and (iii) the liquidation of Homeland Stores through C&H, as exclusive wind-down and liquidation agent in its liquidating Chapter 11 bankruptcy proceeding in the Western District of Oklahoma; and (iv) is currently serving, through C&H, as the Estate Manager (i.e.., liquidating trustee) for House2Home, Inc. in its liquidating Chapter 11 bankruptcy proceeding in the Central District of California.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees for services provided by Barry Strickland & Company for the past two completed fiscal years ended April 30 were as follows:

	2005	2004
Audit Fees (1)	$0	$0
Audit-Related Fees	$0	$0
Tax Fees (2)	$9,576	$10,911
All Other Fees	$0	$0
Total	$9,576	$10,911

(1)	The UCT’s financial statements are not audited.
(2)	Tax fees include fees incurred to compile and distribute tax reporting information to holders of the UCT’s units of Beneficial Interest.

Pre-Approval Policies and Procedures

On an annual basis, the Trust Administrator reviews and approves all services expected to be performed by Barry Strickland & Company in the ensuing one-year period.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. Financial Statements.

The financial statements are filed as part of this Annual Report under Item 8 “Financial Statements and Supplementary Data”.

2. Financial Statement Schedules.

All financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the Financial Statements or Notes thereto.

(b) Exhibits.

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

Date: July 29, 2005