Form 10-Q
period 2005-07-31
FRUIT OF THE LOOM UNSECURED CREDITORS TRUST
filed 2005-09-14
CIK 1256923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005

Commission File Number 001-08941*

FRUIT OF THE LOOM UNSECURED CREDITORS TRUST

(Exact name of registrant as specified in its charter)

Delaware	04-6979618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Clingman & Hanger Management Associates, LLC 11038 Lakeridge Parkway, Suite 4 Ashland, VA	23005
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

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

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Fruit Of The Loom

Unsecured Creditors Trust

Cash Balance Sheet

(unaudited)

	As of July 31, 2005	As of April 30, 2005
Assets:
Cash	$3,058,669	$3,218,992

Total Assets	$3,058,669	$3,218,992

Liabilities (Reserves) :
Distribution Reserve for Allowed and Disputed Claims	$2,513,149	$2,569,991
Case Administration Expense Reserve	$545,520	$649,001

Total Liabilities (Reserves)	$3,058,669	$3,218,992

Fruit Of The Loom

Unsecured Creditors Trust

Statement of Operations

(unaudited)

	Quarter Ended July 31		Thirty Nine Months From Trust Inception Through July 31, 2005
	2005	2004
Receipts :
Distributions from FOL Liquidation Trust	$—	$—	$—
Initial Funding of UCT Case Administration Expenses	$—	$—	$—
Interest and Other Income	$9,004	$23,927	$9,004

Total Receipts	$9,004	$23,927	$9,004

Disbursements & Expenses :
Distributions from UCT	$(56,842)	$(430,559)	$(56,842)
Trust Expense	$(112,485)	$(183,825)	$(112,485)

Total Disbursements & Expenses	$(169,327)	$(614,384)	$(169,327)

Net Receipts (Disbursements & Expenses)	$(160,323)	$(590,457)	$(160,323)

Fruit Of The Loom

Unsecured Creditors Trust

Statement of Cash Flows

(unaudited)

	Three Months Ended July 31, 2005	Three Months Ended July 31, 2004	Thirty Nine Months From Trust Inception Through July 31, 2005
Cash at Beginning of Period	$3,218,992	$8,910,414	$—

Cash Flow from Unsecured Creditor Trust Funding :
Distributions from FOL Liquidation Trust	$—	$—	$20,542,831
Initial Funding of UCT Case Administration Expenses	$—	$—	$2,705,000

Total	$—	$—	$23,247,831

Cash Flow from Investing Activities :
Interest and Other Income	$9,004	$23,927	$583,341

Total	$9,004	$23,927	$583,341

Cash Flow from Trust Operations :
Distributions from UCT	$(56,842)	$(430,559)	$(18,029,682)
Trust Expense	$(112,485)	$(183,825)	$(2,742,821)

Total	$(169,327)	$(614,384)	$(20,772,503)

Net Cash Flow	$(160,323)	$(590,457)	$3,058,669

Cash at the end of period	$3,058,669	$8,319,957	$3,058,669

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

2. Beneficiaries and Beneficial Interests

The holders of beneficial interests (each a “Beneficial Interest”) of the UCT are the holders of Allowed Class 4A Claims. Each holder of an Allowed Class 4A Claim receives an uncertificated Beneficial Interest in the UCT in proportion to its pro rata share of Claims.

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

The UCT’s financial statements present, to the best of the Trust Administrator’s knowledge, the cash receipts and disbursements from the UCT for the period reported. The financial reports and accompanying information were prepared for the use of the Trust Administrator and the UCT Advisory Committee (“UCTAC”) and for filing with the Court in accordance with Section 7.1 of the UCT Agreement.

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

On the Effective Date, there were approximately 3,450 Class 4A Claims. As of July 31, 2005, there were approximately 1,861 Class 4A Claims remaining, of which 1853 have been Allowed, leaving approximately eight Disputed Claims, of which four (4) are subject to pending objections before the Court.

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

On July 30, 2003, the UCT made its Second Distribution in the amount of 4.5446% of Allowed Claims to holders of Allowed Claims for which required taxpayer identification information was provided pursuant to the reserving methodology approved by the Court for the First Reserve Motion. On March 30, 2005, the UCT made its Third Distribution in the amount of 2.1% of Allowed Claims to holders of Allowed Claims for which required taxpayer identification information was provided pursuant to the reserving methodology approved by the Court for the First Reserve Motion. This brings the total distribution to holders of Allowed Claims for which required taxpayer identification information was provided to 10.5743% of Allowed Claims as of July 31, 2005, which is the distribution rate received by holders of Allowed Claims which have been allowed subsequent to March 30, 2005.

As of July 31, 2005, 1853 Claims have been Allowed in the total amount of $180,603,121. The Initial Distribution of 3.9297%, the Second Distribution of 4.5446% and the Third Distribution of 2.1%, totaling 10.5743%, has been disbursed to holders of 1,594 Allowed Claims who have provided the UCT with taxpayer identification numbers as required by the UCT Agreement. As of July 31, 2005, $18,029,682 has been disbursed and the UCT continues to hold $1,487,226 for 259 holders of Allowed Claims who have not provided the taxpayer identification information required by the UCT Agreement. Such funds will be disbursed upon receipt of the necessary taxpayer identification numbers.

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

During the quarter ended July 31, 2005, the UCT received no distributions from the FOL Liquidation Trust. During the quarter ended July 31, 2004, the UCT received no distributions from the FOL Liquidation Trust. Since the Effective Date, the UCT has received distributions from the FOL Liquidation Trust in the aggregate amount of $20,542,381. All of the amounts received from the FOL Liquidation Trust, net of distributions to holders of Allowed Claims, are in the cash balances as part of the Reserve for Allowed and Disputed Claims. As of July 31, 2005, the UCT held total reserves of $2,513,149 for Allowed and Disputed Claims. As of April 30, 2005, the UCT held total reserves of $2,569,991 for Allowed and Disputed Claims.

Pursuant to Section 7.23.5 of the Plan, the UCT received an Initial Distribution of $2,705,000, which was allocated solely for trust expenses and which was to be returned to the FOL Liquidation Trust to the extent not used for such expenses. During the quarter ended July 31, 2005, total trust expenses incurred since the inception of the UCT exceeded the Initial Distribution of $2,705,000, and accordingly no amounts will be returned to the FOL Liquidation Trust. Until October 31, 2004, the Trust Administrator allocated interest income to the Distribution Reserve for Allowed and Disputed Claims and reported that with the possible exception that such interest might be needed for case administration expenses, the UCT did not anticipate that any of the other funds received from the FOL Liquidation Trust and allocated to the Distribution Reserve for Allowed and Disputed Claims would be needed for case administration expenses. The UCT determined during the quarter ended October 31, 2004, as allowed by the UCT Agreement, to reallocate $512,133 (which amount is equivalent to the interest earned since the inception of the UCT through October 31, 2004) from the Distribution Reserve for Allowed and Disputed Claims to the Case Administration Expense Reserve effective October 31, 2004, and to allocate interest earned in the future to the Case Administration Expense Reserve in order to provide adequate resources for the payment of case administration expenses. To the extent interest earned is not needed for case administration expenses, it will be distributed to the holders of Beneficial Interests as part of the final distribution. At July 31, 2005, the UCT held $545,520 in the Case Administration Expense Reserve, which is the net amount remaining in the reserve from the Initial Distribution from the FOL Liquidation Trust of $2,705,000 distributed to the UCT for the initial funding of the Case Administration Expense reserve, plus $583,341 of interest earned by the UCT since its inception and allocated to the Case Administration Expense Reserve, and less the $2,742,821 of trust expenses incurred since the inception of the UCT.

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

6. Trust Termination

The UCT Agreement provides that the UCT shall terminate upon the distribution of all assets held in the UCT but not later than three years after the Effective Date; provided, however, if the Trust Administrator determines it to be in the best interest of the holders of Beneficial Interests, and subject to the approval of the Court, the term of the UCT may be extended for one or more finite terms. The UCT Agreement originally provided that the UCT would terminate not later than five years after the Effective Date (subject to extension with approval of the Court). In conjunction with commencement of periodic reporting to the Securities and Exchange Commission (“SEC”), the UCT and the UCTAC amended the UCT Agreement to provide for the UCT’s termination not later than three years after the Effective Date (subject to extension with approval of the Court). During the quarter ended October 31, 2004, the FOL Liquidation Trust advised the UCT that it did not anticipate a final distribution to the UCT until the second calendar quarter of 2005 or later. While the UCT anticipated that substantially all of its claim resolution work would be completed prior to the three-year anniversary date on April 30, 2005, the UCT needed to continue its existence until it received all of its distributions from the FOL Liquidation Trust. Thus, it was necessary to apply to the Court for an extension of the UCT’s termination date to enable the holders of Beneficial Interests to receive all amounts to which they are entitled under the Plan. In March, 2005 the UCT applied to the Court for an extension of the UCT’s term until April 30, 2006, which the Court approved. The FOL Liquidation Trust has advised the UCT that it anticipates a final distribution to the UCT before the end of 2005. If the UCT receives its final distribution from the FOL Liquidation Trust within the time frames anticipated by the FOL Liquidation Trust, the UCT does not anticipate requesting from the Court a further extension of the UCT’s term.

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

Distributions

These amounts represent payments made to the holders of Allowed Claims in Class 4A, as described in Note 5. Distributions have been made to holders of Allowed Claims during the quarter ended July 31, 2005 in the aggregate amount of $56,842. Distributions of $430,559 were made to holders of Allowed Claims during the quarter ended July 31, 2004. Aggregate distributions since the inception of the UCT total $18,029,682, including $513,031 for court authorized lump sum settlements of three claims, and representing 10.5743% of Allowed Claims to holders who have provided taxpayer identification numbers as required by the Plan.

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

Changes in net assets

Funding from FOL Liquidation Trust and Investment Income

During the quarter ended July 31, 2005, the UCT received no distributions from the FOL Liquidation Trust and received interest on invested funds in the amount of $9,004. During the quarter ended July 31, 2004, the UCT received no distributions from the FOL Liquidation Trust and received interest on invested funds in the amount of $23,927. Since its inception, the UCT has received distributions from the FOL Liquidation Trust in the aggregate amount of $20,542,831. The UCT’s investments have yielded interest income in the amount of $583,341 since its inception.

Reserves

In accordance with the terms of the Plan and the Court’s reserve order for the Initial Distribution, the UCT has established reserves for Allowed and Disputed Claims. The Disputed Claims Reserve consists of the ratable proportion of all cash allocated for distribution on account of each disputed claim based upon the asserted amount of each Disputed Claim or such amount as may be agreed to by the holder of the Claim and the UCT or as may otherwise be determined by the Court. As of July 31, 2005, the UCT holds total reserves of $2,513,149 for Allowed and Disputed Claims, including $1,487,226 for 259 holders of Allowed Claims who have not provided the taxpayer identification information required by the UCT Agreement. As of April 30, 2005, the UCT held total reserves of $2,569,991 for Allowed and Disputed Claims. The $56,842 decrease in the reserve for Allowed and Disputed Claims from April 30, 2005 to July 31, 2005 is the decrease in the reserve on account of distributions made to holders of Allowed Claims and resolution of Disputed Claims.

The UCT also holds a Case Administration Expense Reserve in the amount of $545,520 as of July 31, 2005, which is to be used to fund expenses of administering the UCT, as more particularly described the Trust Expenses section below. As of April 30, 2005, the Case Administration Expense Reserve was $649,001. The $103,481 decrease in the Case Administration Expense Reserve from April 30, 2005 to July 31, 2005 is the net change resulting from the $112,485 of trust expenses disbursed during the fiscal quarter ended July 31, 2005 plus the $9,004 of interest earned on invested funds from April 30, 2005 through July 31, 2005.

Distributions

An Initial Distribution of 3.9297% of Allowed Claims was authorized by the Court and made by the UCT to holders of Allowed Claims for which required taxpayer identification information was provided on October 30, 2002 in accordance with the Initial Distribution Reserve Order, and periodically thereafter to holders of subsequently Allowed Claims. On July 30, 2003, the UCT made its Second Distribution in the amount of 4.5446% of Allowed Claims to holders of Allowed Claims for which required taxpayer identification information was provided pursuant to the reserving methodology approved by the Court for the First Reserve Motion. On March 30, 2005, the UCT made its Third Distribution in the amount of 2.1% of Allowed Claims to holders of Allowed Claims for which required taxpayer identification information was provided pursuant to the reserving methodology approved by the Court for the First Reserve Motion. This brings the total distribution to holders of Allowed Claims for which required taxpayer identification information was provided to 10.5743% of Allowed Claims as of July 31, 2005, which is the distribution rate received by holders of Allowed Claims which have been allowed subsequent to March 30, 2005.

Distributions have been made to holders of Allowed Claims during the quarter ended July 31, 2005 in the aggregate amount of $56,842. Distributions of $430,559 were made to holders of Allowed Claims during the quarter ended July 31, 2004. Aggregate distributions since the inception of the UCT total $18,029,682, including $513,031 in court authorized lump sum settlements of three Allowed Claims and representing 10.5743% of all other Allowed Claims for which required taxpayer identification information has been provided.

Outstanding Claims

On the date of inception of the UCT, there were approximately 3,450 Class 4A Claims. The UCT has filed various objections to Claims and, after notice and hearing, orders allowing and expunging claims of non-responding claimants were entered by the Court. The UCT has resolved certain other claims on a consensual basis. As a result, as of July 31, 2005, there were approximately 1,861 Class 4A Claims remaining. Of this amount, 1853 claims totaling $180,603,121 have been allowed (including three Allowed Claims receiving court authorized lump sum settlements aggregating $513,031). There remain approximately eight Disputed Claims as of July 31, 2005, of which four are subject to pending objections before the Court.

Trust Expenses

During the quarter ended July 31, 2005, the UCT paid expenses totaling $112,485, which include trust administration, professional fees, claims resolution, and other costs. During the quarter ended July 31, 2004, the UCT paid expenses totaling $183,825. Since its inception, the UCT has paid trust expenses totaling $2,742,821. Trust expenses include the fees of the Trust Administrator, which are paid pursuant to the fee arrangement agreed to and approved by the UCTAC upon the appointment of the Trust Administrator in conjunction with confirmation of the Plan and the formation of the UCT.

Pursuant to the Plan, the UCT received an Initial Distribution of $2,705,000, which was allocated solely for trust expenses and which was to be returned to the FOL Liquidation Trust to the extent not used for such expenses. During the quarter ended July 31, 2005, total trust expenses incurred since the inception of the UCT exceeded the Initial Distribution of $2,705,000, and accordingly no amounts will be returned to the FOL Liquidation Trust. Until October 31, 2004, the Trust Administrator had allocated interest income to the Distribution Reserve for Allowed and Disputed Claims and reported that with the possible exception that such interest might be needed for case administration expenses, the UCT did not anticipate that any of the other funds received from the FOL Liquidation Trust and allocated to the Distribution Reserve for Allowed and Disputed claims would be needed for case administration expenses. The UCT determined during the quarter ended October 31, 2004, as allowed by the UCT Agreement, to reallocate $512,133 (which amount is equivalent to the interest earned since the inception of the UCT through October 31, 2004) from the Distribution Reserve for Allowed and Disputed Claims to the Case Administration Expense Reserve effective October 31, 2004, and to allocate interest earned in the future to the Case Administration Expense Reserve in order to provide adequate resources for the payment of case administration expenses. To the extent interest earned is not needed for case administration expenses, it will be distributed to the holders of Beneficial Interests as part of the final distribution. At July 31, 2005, the UCT held $545,520 in the Case Administration Expense Reserve, which is the net amount remaining in the reserve from the Initial Distribution from the FOL Liquidation Trust of $2,705,000 distributed to the UCT for the initial funding of the Case Administration Expense Reserve, plus $583,341 of interest earned by the UCT since its inception and allocated to the Case Administration Expense Reserve and less the $2,742,821 of trust expenses incurred since the inception of the UCT through July 31, 2005. The $103,481 decrease in the Case Administration Expense Reserve from April 30, 2005 to July 31, 2005 is the net change resulting from the $112,485 of trust expenses disbursed during the three month period ended July 31, 2005 plus the $9,004 of interest earned on invested funds from April 30, 2005 through July 31, 2005.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation Of Disclosure Controls And Procedures

The UCT’s Trust Administrator, after evaluating the effectiveness of the UCT’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this quarterly report (the “Evaluation Date”), has concluded that as of the Evaluation Date, the UCT’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the UCT would be made known to it by others within the UCT, particularly during the period in which this quarterly report was being prepared.

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

Date: September 14, 2005

EXHIBIT INDEX

31.	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certificate pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.