Form 10-K/A
period 2005-04-30
FRUIT OF THE LOOM UNSECURED CREDITORS TRUST
filed 2005-10-07
CIK 1256923

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY STATEMENT

This Amendment No. 1 on Form 10-K/A which amends and restates the UCT’s Form 10-K for the fiscal year ended April 30, 2005 (the “Original Filing) is being filed to reflect that the UCT has not, in reliance upon a series of no action letters issued by the Division of Corporation Finance of the U.S. Securities and Exchange Commission (the “Staff”), included audited financial statements in its reports filed pursuant to the Securities Exchange Act of 1934, as amended, including the Original Filing. In making the determination that it was not necessary for the UCT to include audited financial statement in its periodic reports, the UCT, in consultation with its counsel, reviewed and relied upon a series of no action letters previously issued by the Staff to other liquidating trusts whose purpose, terms and processes were substantially consistent with the purpose, terms and processes of the UCT. These no action letters provide, among other things, that audited financial statements would not be required to be included in annual reports on Form 10-K.

In each of the no-action letters reviewed and relied upon by the UCT, the Staff, in advising that it would not take action against the subject liquidating trust if it did not register and report with respect to the beneficial interests arising under the respective liquidating trusts, relied upon the existence of five specific circumstances in making its determination of no action:

•	The beneficial interests to be issued by the trusts were not assignable or transferable except by operation of law or will;

•	The beneficial interests were not to be represented by certificates;

•	The sole purpose of the trusts was to liquidate and distribute the assets transferred to the respective trusts;

•	Each of the trusts would terminate upon the earlier of the distribution of the assets to its beneficiaries or three years; and

•	The trustees of each of the trusts undertook to provide each holder of a beneficial interest periodic reports containing unaudited financial statements and certain other information and file these reports with the SEC under cover of Forms 10-K and 8-K.

The UCT reviewed each of these five factors in the context of its own facts and circumstances and determined, in consultation with its counsel, that the UCT’s facts and circumstances relating to each of the five factors were substantially similar to those set forth in the earlier no action letters. Specifically:

•	the Beneficial Interests of the UCT are not transferable except by operation of law or upon the death of the holder;

•	the Beneficial Interests of the UCT are not certificated;

•	the sole purpose of the UCT is to resolve claims and distribute the assets transferred to the UCT;

•	the Trust Administrator expected that the UCT would terminate in a period not to exceed three years from the date the assets were first transferred to it; and

•	the Trust Administrator undertook to file, and has filed, both quarterly and annual reports containing financial statements and certain other information with the Bankruptcy Court and the SEC and mailed its annual report to each Beneficial Interest holder.

In April 2003, the UCT submitted its own no action request which sought confirmation from the Staff that it would not, based upon the facts and analysis set forth in the request, recommend any enforcement action if the UCT did not register its beneficial interests under the Act and complied with the reporting requirements in the manner described above. After further consideration by the UCT and consultation with its counsel, the UCT’s no action request was subsequently withdrawn by the UCT, without action by the Staff, and the Staff has not taken a position as to whether the UCT meets the criteria summarized above.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. Other than the inclusion of this Explanatory Statement, no other information in the Original Filing has been amended hereby. Accordingly, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the UCT after the date of the Original Filing (other than the Explanatory Statement) and such forward looking statements should be read in their historical context. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to include certifications re-executed as of the date of this Form 10-K/A from the UCT’s Trust Administrator in accordance with Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

The following selected financial data of the UCT are qualified by reference to and should be read in conjunction with the financial statements, related notes thereto, other financial data included elsewhere herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included elsewhere in this Form 10-K/A.

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

Reserves

In accordance with the terms of the Plan and the Court’s reserve order for the Initial Distribution, the UCT has established reserves for Allowed and Disputed Claims. The Disputed Claims reserve consists of the ratable proportion of all cash allocated for distribution on account of each disputed claim based upon the asserted amount of each Disputed Claim or such amount as may be agreed to by the holder of the Claim and the UCT or as may otherwise be determined by the Court. As of April 30, 2005, the UCT holds total reserves of $2,569,991 for Allowed and Disputed Claims, including $1,544,068 for 306 holders of Allowed Claims who have not provided the taxpayer identification information required by the UCT Agreement. As of April 30, 2004, the UCT held total reserves of $8,268,675 for Allowed and Disputed Claims. The $5,698,684 decrease in the reserve for Allowed and Disputed Claims from April 30, 2004 to April 30, 2005 is the net change resulting from the increase on account of the $160,112 distribution received from the FOL Liquidation Trust during the fiscal year and the decrease in the reserve on account of distributions made to holders of Allowed Claims, resolution of Disputed Claims and the UCT’s decision effective October 31, 2004 to reallocate $512,133 (which amount is equivalent to the interest earned since the inception of the UCT through October 31, 2004) from the Distribution Reserve for Allowed and Disputed Claims to the Case Administration Expense Reserve as described in Note 5 to the Financial Statements.

The UCT also holds a Case Administration Expense Reserve in the amount of $649,001 as of April 30, 2005, which is to be used to fund expenses of administering the UCT, as more particularly described the Trust Expenses section below. As of April 30, 2004, the Case Administration Expense Reserve was $641,739. The $7,262 increase in the Case Administration Expense Reserve from April 30, 2004 to April 30, 2005 is the net change resulting from the $567,075 of trust expenses disbursed during the fiscal year ended April 30, 2005 plus the $512,133 (which amount is equivalent to the interest earned since the inception of the UCT through October 31, 2004) allocated to the Case Administration Expense Reserve on account of the UCT’s decision effective October 31, 2004 to reallocate such funds from the Distribution Reserve for Allowed and Disputed Claims to the Case Administration Expense Reserve as described in Note 5 to the Financial Statements and plus the $62,204 of interest earned on invested funds from November 1, 2004 through April 30, 2005.

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

Trust Expenses

During the year ended April 30, 2005, the UCT paid expenses totaling $567,075 which include trust administration, professional fees, claims resolution, and other costs. During the year ended April 30, 2004, the UCT paid expenses totaling $1,005,227. Since its inception, the UCT has paid trust expenses totaling $2,630,336. Trust expenses include the fees of the Trust Administrator, which are paid pursuant to the fee arrangement agreed to and approved by the UCTAC upon the appointment of the Trust Administrator in conjunction with confirmation of the Plan and the formation of the UCT.

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

As of April 30, 2005, 1853 Claims have been Allowed in the total amount of $180,603,121. The Initial Distribution of 3.9297% and the Second Distribution of 4.5446% and the Third Distribution of 2.1%, totaling 10.5743%, has been disbursed to holders of 1,547 Allowed Claims who have provided the UCT with taxpayer identification numbers as required by the UCT Agreement. As of April 30, 2005, $17,972,840 has been disbursed and the UCT continues to hold $1,544,068 for 306 holders of Allowed Claims who have not provided the taxpayer identification information required by the UCT Agreement. Such funds will be disbursed upon receipt of the necessary taxpayer identification numbers.

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

(a) 1. Financial Statements.

The financial statements are filed as part of this Form 10-K/A under Item 8 “Financial Statements and Supplementary Data”.

2. Financial Statement Schedules.

All financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the Financial Statements or Notes thereto.

(b) Exhibits.

The following is a list of exhibits filed as part of this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K. The UCT is incorporating by reference to previous SEC filings each exhibit that contains a footnote. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parentheses.

Exhibit Number	Description

2.1*	Third Amended Joint Plan of Reorganization of Fruit of the Loom under Chapter 11 of the Bankruptcy Code is incorporated by reference to the Annual Report on Form 10-K of Fruit of the Loom filed with the Commission on April 15, 2002 (Exhibit 10.(y))

2.2*	Asset Purchase Agreement dated as of November 1, 2001 is incorporated by reference to the Current Report on Form 8-K of Fruit of the Loom filed with the Commission on November 9, 2001 (Exhibit 2.1)

4.1*	Amended and Restated Unsecured Creditors Trust Agreement is incorporated by reference to the Annual Report on form 10-K of Fruit of the Loom Unsecured Creditors Trust filed with the Commission on July 31, 2003 (Exhibit 4.1)

10.1*	Amendment No. 1 to the Asset Purchase Agreement is incorporated by reference to the Current on Form 8-K of Fruit of the Loom filed with the Commission on December 14, 2001 (Exhibit 2.1)

10.2*	Amendment No. 2 to the Asset Purchase Agreement is incorporated by reference to the Current on Form 8-K of Fruit of the Loom filed with the Commission on December 14, 2001 (Exhibit 2.2)

10.3*	Amendment No. 3 to the Asset Purchase Agreement is incorporated by reference to the Current on Form 8-K of Fruit of the Loom filed with the Commission on April 15, 2002 (Exhibit 10.(x))

31.1	Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

99.1*	Confirmation Order confirming the Third Amended Reorganization Plan is incorporated by reference to the Current Report on Form 8-K of Fruit of the Loom filed with the Commission on May 2, 2002 (Exhibit 99.1)

*	Previously filed.

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

Date: October 5, 2005