Form 10-Q/A
period 2005-07-31
FRUIT OF THE LOOM UNSECURED CREDITORS TRUST
filed 2005-10-07
CIK 1256923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY STATEMENT

This Amendment No. 1 on Form 10-Q/A which amends and restates the UCT’s Form 10-Q for the quarter ended July 31, 2005 (the “Original Filing) is being filed to reflect that the UCT has not, in reliance upon a series of no action letters issued by the Division of Corporation Finance of the U.S. Securities and Exchange Commission (the “Staff”), included audited financial statements in its reports filed pursuant to the Securities Exchange Act of 1934, as amended, including the UCT’s Annual Report on Form 10-K for the fiscal year ended April 30, 2005. In making the determination that it was not necessary for the UCT to include audited financial statement in its periodic reports, the UCT, in consultation with its counsel, reviewed and relied upon a series of no action letters previously issued by the Staff to other liquidating trusts whose purpose, terms and processes were substantially consistent with the purpose, terms and processes of the UCT. These no action letters provide, among other things, that audited financial statements would not be required to be included in annual reports on Form 10-K.

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

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. Other than the inclusion of this Explanatory Statement, no other information in the Original Filing has been amended hereby.

Accordingly, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the UCT after the date of the Original Filing (other than the Explanatory Statement) and such forward looking statements should be read in their historical context. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to include certifications re-executed as of the date of this Form 10-Q/A from the UCT’s Trust Administrator in accordance with Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

The following discussion should be read in conjunction with our financial statements and related notes included in this Form 10-Q/A.

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