Form 10-Q
period 2005-10-31
FRUIT OF THE LOOM UNSECURED CREDITORS TRUST
filed 2005-12-07
CIK 1256923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2005

Commission File Number 001-08941*

FRUIT OF THE LOOM UNSECURED CREDITORS TRUST

(Exact name of registrant as specified in its charter)

Delaware	04-6979618
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Clingman & Hanger Management Associates, LLC 11038 Lakeridge Parkway, Suite 4 Ashland, VA	23005
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY STATEMENT

The UCT has not, in reliance upon a series of no action letters issued by the Division of Corporation Finance of the U.S. Securities and Exchange Commission (the “Staff”), included audited financial statements in its reports filed pursuant to the Securities Exchange Act of 1934, as amended. In making the determination that it was not necessary for the UCT to include audited financial statement in its periodic reports, the UCT, in consultation with its counsel, reviewed and relied upon a series of no action letters previously issued by the Staff to other liquidating trusts whose purpose, terms and processes were substantially consistent with the purpose, terms and processes of the UCT. These no action letters provide, among other things, that audited financial statements would not be required to be included in annual reports on Form 10-K.

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

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Fruit Of The Loom

Unsecured Creditors Trust

Cash Balance Sheet

(unaudited)

	As of October 31, 2005	As of April 30, 2005
Assets:
Cash	$2,959,160	$3,218,992

Total Assets	$2,959,160	$3,218,992

Liabilities (Reserves) :
Distribution Reserve for Allowed and Disputed Claims	$2,503,185	$2,569,991
Case Administration Expense Reserve	$455,975	$649,001

Total Liabilities (Reserves)	$2,959,160	$3,218,992

Fruit Of The Loom

Unsecured Creditors Trust

Statement of Operations

(unaudited)

	Quarter Ended October 31		Six Months Ended October 31		Forty Two Months From Trust Inception Through October 31, 2005
	2005	2004	2005	2004
Receipts :
Distributions from FOL Liquidation Trust	$—	$—	$—	$—	$20,542,831
Initial Funding of UCT Case Administration Expenses	$—	$—	$—	$—	$2,705,000
Interest and Other Income	$9,337	$25,669	$18,341	$49,596	$592,678

Total Receipts	$9,337	$25,669	$18,341	$49,596	$23,840,509

Disbursements & Expenses :
Distributions from UCT	$(9,964)	$(136,331)	$(66,806)	$(566,890)	$(18,039,646)
Trust Expense	$(98,882)	$(110,538)	$(211,367)	$(294,363)	$(2,841,703)

Total Disbursements & Expenses	$(108,846)	$(246,869)	$(278,173)	$(861,253)	$(20,881,349)

Net Receipts (Disbursements & Expenses)	$(99,509)	$(221,200)	$(259,832)	$(811,657)	$2,959,160

Fruit Of The Loom

Unsecured Creditors Trust

Statement of Cash Flows

(unaudited)

	Six Months Ended October 31, 2005	Six Months Ended October 31, 2004	Forty Two Months From Trust Inception Through October 31, 2005
Cash at Beginning of Period	$3,218,992	$8,910,414	$—
Cash Flow from Unsecured Creditor Trust Funding :
Distributions from FOL Liquidation Trust	$—	$—	$20,542,831
Initial Funding of UCT Case Administration Expenses	$—	$—	$2,705,000

Total	$—	$—	$23,247,831

Cash Flow from Investing Activities :
Interest and Other Income	$18,341	$49,596	$592,678

Total	$18,341	$49,596	$592,678

Cash Flow from Trust Operations :
Distributions from UCT	$(66,806)	$(566,890)	$(18,039,646)
Trust Expense	$(211,367)	$(294,363)	$(2,841,703)

Total	$(278,173)	$(861,253)	$(20,881,349)

Net Cash Flow	$(259,832)	$(811,657)	$2,959,160

Cash at the end of period	$2,959,160	$8,098,757	$2,959,160

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

On the Effective Date, there were approximately 3,450 Class 4A Claims. As of October 31, 2005, there were approximately 1859 Class 4A Claims remaining, of which 1854 have been Allowed, leaving approximately five Disputed Claims, all of which are subject to pending objections before the Court.

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

On July 30, 2003, the UCT made its Second Distribution in the amount of 4.5446% of Allowed Claims to holders of Allowed Claims for which required taxpayer identification information was provided pursuant to the reserving methodology approved by the Court for the First Reserve Motion. On March 30, 2005, the UCT made its Third Distribution in the amount of 2.1% of Allowed Claims to holders of Allowed Claims for which required taxpayer identification information was provided pursuant to the reserving methodology approved by the Court for the First Reserve Motion. This brings the total distribution to holders of Allowed Claims for which required taxpayer identification information was provided to 10.5743% of Allowed Claims as of October 31, 2005, which is the distribution rate received by holders of Allowed Claims which have been allowed subsequent to March 30, 2005.

As of October 31, 2005, 1854 Claims have been Allowed in the total amount of $175,096,034. The Initial Distribution of 3.9297%, the Second Distribution of 4.5446% and the Third Distribution of 2.1%, totaling 10.5743%, has been disbursed to holders of 1599 Allowed Claims who have provided the UCT with taxpayer identification numbers as required by the UCT Agreement. As of October 31, 2005, $18,934,572 has been disbursed and the UCT continues to hold $894,925 for 255 holders of Allowed Claims who have not provided the taxpayer identification information required by the UCT Agreement. Such funds will be disbursed upon receipt of the necessary taxpayer identification numbers.

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

During the quarter ended October 31, 2005, the UCT received no distributions from the FOL Liquidation Trust. During the quarter ended October 31, 2004, the UCT received no distributions from the FOL Liquidation Trust. Since the Effective Date, the UCT has received distributions from the FOL Liquidation Trust in the aggregate amount of $20,542,831. All of the amounts received from the FOL Liquidation Trust, net of distributions to holders of Allowed Claims, are in the cash balances as part of the Reserve for Allowed and Disputed Claims. As of October 31, 2005, the UCT held total reserves of $2,503,185 for Allowed and Disputed Claims. As of April 30, 2005, the UCT held total reserves of $2,569,991 for Allowed and Disputed Claims.

Pursuant to Section 7.23.5 of the Plan, the UCT received an Initial Distribution of $2,705,000, which was allocated solely for trust expenses and which was to be returned to the FOL Liquidation Trust to the extent not used for such expenses. Total trust expenses incurred since the inception of the UCT have exceeded the Initial Distribution of $2,705,000, and accordingly no amounts will be returned to the FOL Liquidation Trust. Until October 31, 2004, the Trust Administrator allocated interest income to the Distribution Reserve for Allowed and Disputed Claims and reported that with the possible exception that such interest might be needed for case administration expenses, the UCT did not anticipate that any of the other funds received from the FOL Liquidation Trust and allocated to the Distribution Reserve for Allowed and Disputed Claims would be needed for case administration expenses. The UCT determined during the quarter ended October 31, 2004, as allowed by the UCT Agreement, to reallocate $512,133 (which amount is equivalent to the interest earned since the inception of the UCT through October 31, 2004) from the Distribution Reserve for Allowed and Disputed Claims to the Case Administration Expense Reserve effective October 31, 2004, and to allocate interest earned in the future to the Case Administration Expense Reserve in order to provide adequate resources for the payment of case administration expenses. While the UCT anticipates that all or substantially all of the interest earned since the Trust’s inception will be utilized for trust expenses, to the extent interest earned is not needed for case administration expenses, it will be distributed to the holders of Beneficial Interests as part of the final distribution. At October 31, 2005, the UCT held $455,975 in the Case Administration Expense Reserve, which is the net amount remaining in the reserve from the Initial Distribution from the FOL Liquidation Trust of $2,705,000 distributed to the UCT for the initial funding of the Case Administration Expense reserve, plus $592,678 of interest earned by the UCT since its inception and allocated to the Case Administration Expense Reserve, and less the $2,841,703 of trust expenses incurred since the inception of the UCT.

A factor in the Trust Administrator’s decision to reallocate an amount equal to interest earned to the Case Administration Expense Reserve was the FOL Liquidation Trust informing the UCT during the quarter ended October 31, 2004 that it did not anticipate a final distribution to the UCT until the second calendar quarter of 2005 or later. As discussed in Note 6 below, the UCT was previously scheduled to terminate on April 30, 2005 and the UCT applied to the Court for an extension of the termination date to enable the holders of Beneficial Interests to receive all amounts to which they are entitled under the Plan, which extension to April 30, 2006 has been granted by the Court. On October 5, 2005, the Court approved the motion of the FOL Liquidation Trust to conclude its work and make a final distribution to its beneficiaries, including the UCT. The FOL Liquidation Trust has indicated to the UCT that it anticipates a final distribution to the UCT before the end of 2005. If the FOL Liquidation Trust makes a final distribution to the UCT prior to the end of 2005, the UCT currently anticipates that the original $2,705,000 funding of the Case Administration Expense Reserve, together with interest earned by the UCT since its inception, will be adequate to fund substantially all of the UCT’s trust expenses through the UCT’s termination. While reserving all of its rights with respect thereto, the UCT thus still anticipates that all or substantially all of the distributions received from the FOL Liquidation Trust will be used for distributions to holders of Beneficial Interests and not for the funding of trust expenses. Accordingly, the amounts expended for trust expenses are not anticipated to significantly impact the distributions to the holders of Allowed Claims in Class 4A due to the separate funding of the UCT’s trust expenses and interest earned by the UCT on its investments.

6. Trust Termination

The UCT Agreement provides that the UCT shall terminate upon the distribution of all assets held in the UCT but not later than three years after the Effective Date; provided, however, if the Trust Administrator determines it to be in the best interest of the holders of Beneficial Interests, and subject to the approval of the Court, the term of the UCT may be extended for one or more finite terms. The UCT Agreement originally provided that the UCT would terminate not later than five years after the Effective Date (subject to extension with approval of the Court). In conjunction with commencement of periodic reporting to the Securities and Exchange Commission (“SEC”), the UCT and the UCTAC amended the UCT Agreement to provide for the UCT’s termination not later than three years after the Effective Date (subject to extension with approval of the Court). During the quarter ended October 31, 2004, the FOL Liquidation Trust advised the UCT that it did not anticipate a final distribution to the UCT until the second calendar quarter of 2005 or later. While the UCT anticipated that substantially all of its claim resolution work would be completed prior to the three-year anniversary date on April 30, 2005, the UCT needed to continue its existence until it received all of its distributions from the FOL Liquidation Trust. Thus, it was necessary to apply to the Court for an extension of the UCT’s termination date to enable the holders of Beneficial Interests to receive all amounts to which they are entitled under the Plan. In March, 2005 the UCT applied to the Court for an extension of the UCT’s term until April 30, 2006, which the Court approved. On October 5, 2005, the Court approved the motion of the FOL Liquidation Trust to conclude its work and make a final distribution to its beneficiaries, including the UCT. The FOL Liquidation Trust has advised the UCT that it anticipates a final distribution to the UCT before the end of 2005. If the UCT receives its final distribution from the FOL Liquidation Trust prior to the end of 2005, the UCT does not anticipate requesting from the Court a further extension of the UCT’s term.

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

Distributions

These amounts represent payments made to the holders of Allowed Claims in Class 4A, as described in Note 5. Distributions have been made to holders of Allowed Claims during the quarter ended October 31, 2005 in the aggregate amount of $9,964. Distributions of $136,331 were made to holders of Allowed Claims during the quarter ended October 31, 2004. Aggregate distributions since the inception of the UCT total $18,039,646, including $513,031 for court authorized lump sum settlements of three claims, and representing 10.5743% of Allowed Claims to holders who have provided taxpayer identification numbers as required by the Plan.

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

Changes in net assets

Funding from FOL Liquidation Trust and Investment Income

During the quarter ended October 31, 2005, the UCT received no distributions from the FOL Liquidation Trust and received interest on invested funds in the amount of $9,337. During the quarter ended October 31, 2004, the UCT received no distributions from the FOL Liquidation Trust and received interest on invested funds in the amount of $25,669. Since its inception, the UCT has received distributions from the FOL Liquidation Trust in the aggregate amount of $20,542,831. The UCT’s investments have yielded interest income in the amount of $592,678 since its inception.

Reserves

In accordance with the terms of the Plan and the Court’s reserve order for the Initial Distribution, the UCT has established reserves for Allowed and Disputed Claims. The Disputed Claims Reserve consists of the ratable proportion of all cash allocated for distribution on account of each disputed claim based upon the asserted amount of each Disputed Claim or such amount as may be agreed to by the holder of the Claim and the UCT or as may otherwise be determined by the Court. As of October 31, 2005, the UCT holds total reserves of $2,503,185 for Allowed and Disputed Claims, including $894,925 for 255 holders of Allowed Claims who have not provided the taxpayer identification information required by the UCT Agreement. As of April 30, 2005, the UCT held total reserves of $2,569,991 for Allowed and Disputed Claims. The $66,806 decrease in the reserve for Allowed and Disputed Claims from April 30, 2005 to October 31, 2005 is the decrease in the reserve on account of distributions made to holders of Allowed Claims and resolution of Disputed Claims.

The UCT also holds a Case Administration Expense Reserve in the amount of $455,975 as of October 31, 2005, which is to be used to fund expenses of administering the UCT, as more particularly described the Trust Expenses section below. As of April 30, 2005, the Case Administration Expense Reserve was $649,001. The $193,026 decrease in the Case Administration Expense Reserve from April 30, 2005 to October 31, 2005 is the net change resulting from the $211,367 of trust expenses disbursed during the six months ended October 31, 2005 plus the $18,341 of interest earned on invested funds from April 30, 2005 through October 31, 2005.

Distributions

An Initial Distribution of 3.9297% of Allowed Claims was authorized by the Court and made by the UCT to holders of Allowed Claims for which required taxpayer identification information was provided on October 30, 2002 in accordance with the Initial Distribution Reserve Order, and periodically thereafter to holders of subsequently Allowed Claims. On July 30, 2003, the UCT made its Second Distribution in the amount of 4.5446% of Allowed Claims to holders of Allowed Claims for which required taxpayer identification information was provided pursuant to the reserving methodology approved by the Court for the First Reserve Motion. On March 30, 2005, the UCT made its Third Distribution in the amount of 2.1% of Allowed Claims to holders of Allowed Claims for which required taxpayer identification information was provided pursuant to the reserving methodology approved by the Court for the First Reserve Motion. This brings the total distribution to holders of Allowed Claims for which required taxpayer identification information was provided to 10.5743% of Allowed Claims as of October 31, 2005, which is the distribution rate received by holders of Allowed Claims which have been allowed subsequent to March 30, 2005.

Distributions have been made to holders of Allowed Claims during the quarter ended October 31, 2005 in the aggregate amount of $9,964. Distributions of $136,331 were made to holders of Allowed Claims during the quarter ended October 31, 2004. Aggregate distributions since the inception of the UCT total $18,039,646, including $513,031 in court authorized lump sum settlements of three Allowed Claims and representing 10.5743% of all other Allowed Claims for which required taxpayer identification information has been provided.

Outstanding Claims

On the date of inception of the UCT, there were approximately 3,450 Class 4A Claims. The UCT has filed various objections to Claims and, after notice and hearing, orders allowing and expunging claims of non-responding claimants were entered by the Court. The UCT has resolved certain other claims on a consensual basis. As a result, as of October 31, 2005, there were approximately 1859 Class 4A Claims remaining. Of this amount, 1854 claims totaling $175,096,034 have been allowed (including three Allowed Claims receiving court authorized lump sum settlements aggregating $513,031). There remain approximately five Disputed Claims as of October 31, 2005, all of which are subject to pending objections before the Court.

Trust Expenses

During the quarter ended October 31, 2005, the UCT paid expenses totaling $98,882, which include trust administration, professional fees, claims resolution, and other costs. During the quarter ended October 31, 2004, the UCT paid expenses totaling $110,538. Since its inception, the UCT has paid trust expenses totaling $2,841,703. Trust expenses include the fees of the Trust Administrator, which are paid pursuant to the fee arrangement agreed to and approved by the UCTAC upon the appointment of the Trust Administrator in conjunction with confirmation of the Plan and the formation of the UCT.

Pursuant to the Plan, the UCT received an Initial Distribution of $2,705,000, which was allocated solely for trust expenses and which was to be returned to the FOL Liquidation Trust to the extent not used for such expenses. Total trust expenses incurred since the inception of the UCT exceeded the Initial Distribution of $2,705,000, and accordingly no amounts will be returned to the FOL Liquidation Trust. Until October 31, 2004, the Trust Administrator had allocated interest income to the Distribution Reserve for Allowed and Disputed Claims and reported that with the possible exception that such interest might be needed for case administration expenses, the UCT did not anticipate that any of the other funds received from the FOL Liquidation Trust and allocated to the Distribution Reserve for Allowed and Disputed claims would be needed for case administration expenses. The UCT determined during the quarter ended October 31, 2004, as allowed by the UCT Agreement, to reallocate $512,133 (which amount is equivalent to the interest earned since the inception of the UCT through October 31, 2004) from the Distribution Reserve for Allowed and Disputed Claims to the Case Administration Expense Reserve effective October 31, 2004, and to allocate interest earned in the future to the Case Administration Expense Reserve in order to provide adequate resources for the payment of case administration expenses. While the UCT anticipates that all or substantially all of the interest earned since the Trust’s inception will be utilized for trust expenses, to the extent interest earned is not needed for case administration expenses, it will be distributed to the holders of Beneficial Interests as part of the final distribution. At October 31, 2005, the UCT held $455,975 in the Case Administration Expense Reserve, which is the net amount remaining in the reserve from the Initial Distribution from the FOL Liquidation Trust of $2,705,000 distributed to the UCT for the initial funding of the Case Administration Expense Reserve, plus $592,678 of interest earned by the UCT since its inception and allocated to the Case Administration Expense Reserve and less the $2,841,703 of trust expenses incurred since the inception of the UCT through October 31, 2005. The $193,026 decrease in the Case Administration Expense Reserve from April 30, 2005 to October 31, 2005 is the net change resulting from the $211,367 of trust expenses disbursed during the six month period ended October 31, 2005 plus the $18,341 of interest earned on invested funds from April 30, 2005 through October 31, 2005.

A factor in the Trust Administrator’s decision to reallocate an amount equal to interest earned to the Case Administration Expense Reserve was the FOL Liquidation Trust informing the UCT during the quarter ended October 31, 2004 that it did not anticipate a final distribution to the UCT until the second calendar quarter of 2005 or later. As discussed in Note 6 to the Financial Statements, the UCT was previously scheduled to terminate on April 30, 2005 and the UCT applied to the Court for an extension of the termination date to enable the holders of Beneficial Interests to receive all amounts to which they are entitled under the Plan, which extension to April 30, 2006 has been granted by the Court. On October 5, 2005, the Court approved the motion of the FOL Liquidation Trust to conclude its work and make a final distribution to its beneficiaries, including the UCT. The FOL Liquidation Trust has indicated to the UCT that it anticipates a final distribution to the UCT before the end of 2005. If the FOL Liquidation Trust makes a final distribution to the UCT prior to the end of 2005, the UCT currently anticipates that the original $2,705,000 funding of the Case Administration Expense Reserve, together with interest earned by the UCT since its inception, will be adequate to fund substantially all of the UCT’s trust expenses through the UCT’s termination. While reserving all of its rights with respect thereto, the UCT thus still anticipates that all or substantially all of the distributions received from the FOL Liquidation Trust will be used for distributions to holders of Beneficial Interests and not for the funding of trust expenses. Accordingly, the amounts expended for trust expenses are not anticipated to significantly impact the distributions to the holders of Allowed Claims in Class 4A due to the separate funding of the UCT’s trust expenses and interest earned by the UCT on its investments.

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
as Trust Administrator

/s/ W. Edward Clingman, Jr.
W. Edward Clingman, Jr.
Principal

Date: December 6, 2005

EXHIBIT INDEX

31.	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certificate pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.