Form 10-Q
period 2006-01-31
FRUIT OF THE LOOM UNSECURED CREDITORS TRUST
filed 2006-03-09
CIK 1256923

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                 Accelerated filer  ☐                 Non-accelerated filer  ☒

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

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Fruit Of The Loom

Unsecured Creditors Trust

Cash Balance Sheet

(unaudited)

	As of January 31, 2006	As of April 30, 2005
Assets:
Cash	$3,205,603	$3,218,992

Total Assets	$3,205,603	$3,218,992

Liabilities (Reserves):
Distribution Reserve for Allowed and Disputed Claims	$2,518,787	$2,569,991
Case Administration Expense Reserve	$686,816	$649,001

Total Liabilities (Reserves)	$3,205,603	$3,218,992

Fruit Of The Loom

Unsecured Creditors Trust

Statement of Operations

(unaudited)

	Quarter Ended January 31		Nine Months Ended January 31		FortyFive Months From Trust Inception Through January 31, 2006
	2006	2005	2006	2005
Receipts:
Distributions from FOL Liquidation Trust	$604,661	$—	$604,661	$—	$21,147,492
Initial Funding of UCT Case Administration Expenses	$—	$—	$—	$—	$2,705,000
Interest and Other Income	$14,672	$31,008	$33,013	$80,604	$607,350

Total Receipts	$619,333	$31,008	$637,674	$80,604	$24,459,842

Disbursements & Expenses:
Distributions from UCT	$(269,059)	$(1,341,696)	$(335,865)	$(1,908,586)	$(18,308,705)
Trust Expense	$(103,831)	$(150,888)	$(315,198)	$(445,251)	$(2,945,534)

Total Disbursements & Expenses	$(372,890)	$(1,492,584)	$(651,063)	$(2,353,837)	$(21,254,239)

Net Receipts (Disbursements & Expenses)	$246,443	$(1,461,576)	$(13,389)	$(2,273,233)	$3,205,603

Fruit Of The Loom

Unsecured Creditors Trust

Statement of Cash Flows

(unaudited)

	Nine Months Ended January 31, 2006	Nine Months Ended January 31, 2005	FortyFive Months From Trust Inception Through January 31, 2006
Cash at Beginning of Period	$3,218,992	$8,910,414	$—
Cash Flow from Unsecured Creditor Trust Funding:
Distributions from FOL Liquidation Trust	$604,661	$—	$21,147,492
Initial Funding of UCT Case Administration Expenses	$—	$—	$2,705,000

Total	$604,661	$—	$23,852,492

Cash Flow from Investing Activities:
Interest and Other Income	$33,013	$80,604	$607,350

Total	$33,013	$80,604	$607,350

Cash Flow from Trust Operations:
Distributions from UCT	$(335,865)	$(1,908,586)	$(18,308,705)
Trust Expense	$(315,198)	$(445,251)	$(2,945,534)

Total	$(651,063)	$(2,353,837)	$(21,254,239)

Net Cash Flow	$(13,389)	$(2,273,233)	$3,205,603

Cash at the end of period	$3,205,603	$6,637,181	$3,205,603

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

4. Commitments, Contingencies and Recoveries

As discussed in Note 3, the financial statements are prepared on a cash basis. Accordingly, no accrual has been made for potential liabilities or recoveries (including interest earned but not yet received). However, the UCT has established Disputed Claim Reserves and Other Reserves as required or allowed by the Plan and the UCT Agreement, which reserves have been established in the reasonable business judgment of the Trust Administrator as described in Note 5.

5. Claims, Distributions and Reserves

The UCT has filed various Omnibus Objections to Claims and, after notice and hearing, orders allowing and expunging claims of non-responding claimants were entered by the Court. The UCT has resolved certain other claims on a consensual basis.

On the Effective Date, there were approximately 3,450 Class 4A Claims. As of January 31, 2006, there were 1859 Class 4A Claims remaining, all of which have been Allowed. There are no remaining Disputed Claims and, as a result, at January 31, 2006 the UCT and its attorneys were in the process of preparing motions for filing with the Court to terminate the UCT and make a final distribution to holders of Allowed Claims. It is anticipated that the Court will approve a motion terminating the UCT and authorizing a final distribution at a hearing during March, 2006 and that the final distribution to holders of Allowed Claims will be made shortly thereafter. The amount of the final distribution is expected to be .9182%, for a total distribution to holders of Allowed Claims of 11.4925%.

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

On July 30, 2003, the UCT made its Second Distribution in the amount of 4.5446% of Allowed Claims to holders of Allowed Claims for which required taxpayer identification information was provided pursuant to the reserving methodology approved by the Court for the First Reserve Motion. On March 30, 2005, the UCT made its Third Distribution in the amount of 2.1% of Allowed Claims to holders of Allowed Claims for which required taxpayer identification information was provided pursuant to the reserving methodology approved by the Court for the First Reserve Motion. This brings the total distribution to holders of Allowed Claims for which required taxpayer identification information was provided to 10.5743% of Allowed Claims as of January 31, 2006, which is the distribution rate received by holders of Allowed Claims which have been allowed subsequent to March 30, 2005.

As of January 31, 2006, 1859 Claims have been Allowed in the total amount of $177,660,264.75. The Initial Distribution of 3.9297%, the Second Distribution of 4.5446% and the Third Distribution of 2.1%, totaling 10.5743%, has been disbursed to holders of 1605 Allowed Claims who have provided the UCT with taxpayer identification numbers as required by the UCT Agreement. As of January 31, 2006, $18,308,705 has been disbursed and the UCT continues to hold $886,545 for 254 holders of Allowed Claims who have not provided the taxpayer identification information required by the UCT Agreement. The UCT is attempting to obtain such tax payer identification information for holders of those claims and such funds will be disbursed in conjunction with the final distribution upon receipt of the necessary taxpayer identification numbers or other determination by the Trust Administrator that a distribution can be made to a holder without such a tax identification number.

During the quarter ended January 31, 2006, the UCT received a final distribution from the FOL Liquidation Trust in the amount of $604,661. During the quarter ended January 31, 2005, the UCT received no distributions from the FOL Liquidation Trust. Since the Effective Date, the UCT has received distributions from the FOL Liquidation Trust in the aggregate amount of $21,147,492. As discussed in the next paragraph, the Trust Administrator has allocated $320,000 of the distributions to the Case Administration Expense Reserve effective January 31, 2006. All of the amounts received from the FOL Liquidation Trust other than such $320,000, net of distributions to holders of Allowed Claims, are in the cash balances as part of the Reserve for Allowed and Disputed Claims. As of January 31, 2006, the UCT held total reserves of $2,518,787 for Allowed and Disputed Claims. As of April 30, 2005, the UCT held total reserves of $2,569,991 for Allowed and Disputed Claims.

Pursuant to Section 7.23.5 of the Plan, the UCT received an Initial Distribution of $2,705,000, which was allocated solely for trust expenses and which was to be returned to the FOL Liquidation Trust to the extent not used for such expenses. Total trust expenses incurred since the inception of the UCT have exceeded the Initial Distribution of $2,705,000, and accordingly no amounts will be returned to the FOL Liquidation Trust. Until October 31, 2004, the Trust Administrator allocated interest income to the Distribution Reserve for Allowed and Disputed Claims and reported that with the possible exception that such interest might be needed for case administration expenses, the UCT did not anticipate that any of the other funds received from the FOL Liquidation Trust and allocated to the Distribution Reserve for Allowed and Disputed Claims would be needed for case administration expenses. The UCT determined during the quarter ended October 31, 2004, as allowed by the UCT Agreement, to reallocate $512,133 (which amount is equivalent to the interest earned since the inception of the UCT through October 31, 2004) from the Distribution Reserve for Allowed and Disputed Claims to the Case Administration Expense Reserve effective October 31, 2004, and to allocate interest earned in the future to the Case Administration Expense Reserve in order to provide adequate resources for the payment of case administration expenses. After the receipt of the final distribution from the FOL Liquidation Trust and in conjunction with preparation of the motion to terminate the UCT and calculation of the final distribution rate, the Trust Administrator determined that all of the interest earned since the UCT’s inception will be utilized for trust expenses and that $320,000 of the Distribution Reserve for Allowed and Disputed Claims should be allocated to the Case Administration Expense Reserve. In the unlikely event that the Trust Administrator determines prior to the final distribution that any portion of the amount so allocated to the Case Administration Expense Reserve is not needed for case administration expenses, it will be distributed to the holders of Beneficial Interests as part of the final distribution. At January 31, 2006, the UCT held $686,816 in the Case Administration Expense Reserve, which is the net amount remaining in the reserve from the Initial Distribution from the FOL Liquidation Trust of $2,705,000 distributed to the UCT for the initial funding of the Case Administration Expense reserve, plus $607,350 of interest earned by the UCT since its inception and allocated to the Case Administration Expense Reserve and the $320,000 allocated to the Case Administration Expense Reserve from the Distribution Reserve for Allowed and Disputed Claims effective January 31, 2006, and less the $2,945,534 of trust expenses incurred since the inception of the UCT and through January 31, 2006.

A factor in the Trust Administrator’s decision to reallocate an amount equal to interest earned to the Case Administration Expense Reserve was the FOL Liquidation Trust informing the UCT during the quarter ended

October 31, 2004 that it did not anticipate a final distribution to the UCT until the second calendar quarter of 2005 or later. As discussed in Note 6 below, the UCT was previously scheduled to terminate on April 30, 2005 and the UCT applied to the Court for an extension of the termination date to enable the holders of Beneficial Interests to receive all amounts to which they are entitled under the Plan, which extension to April 30, 2006 has been granted by the Court. On October 5, 2005, the Court approved the motion of the FOL Liquidation Trust to conclude its work and make a final distribution to its beneficiaries, including the UCT. If the FOL Liquidation Trust had concluded its work and made a final distribution to the UCT within two years of the UCT’s formation as originally anticipated, the original $2,705,000 funding of the Case Administration Expense Reserve would have been adequate to fund all of the UCT’s trust expenses through the UCT’s termination. Even though the UCT has been required to operate for almost two years longer than originally anticipated while awaiting all distributions from the FOL Liquidation Trust, with only $320,000 of distributions allocated to the Case Administration Expense Reserve, substantially all of the distributions received from the FOL Liquidation Trust will be used for distributions to holders of Beneficial Interests and not for the funding of trust expenses. Accordingly, the amounts expended for trust expenses have not significantly impacted the distributions to the holders of Allowed Claims in Class 4A due to the $2,705,000 initial separate funding of the UCT’s trust expenses and interest earned by the UCT on its investments.

6. Trust Termination

The UCT Agreement provides that the UCT shall terminate upon the distribution of all assets held in the UCT but not later than three years after the Effective Date; provided, however, if the Trust Administrator determines it to be in the best interest of the holders of Beneficial Interests, and subject to the approval of the Court, the term of the UCT may be extended for one or more finite terms. The UCT Agreement originally provided that the UCT would terminate not later than five years after the Effective Date (subject to extension with approval of the Court). In conjunction with commencement of periodic reporting to the Securities and Exchange Commission (“SEC”) and in order to comply with published no-action positions of the SEC, the UCT and the UCTAC amended the UCT Agreement to provide for the UCT’s termination not later than three years after the Effective Date (subject to extension with approval of the Court)since it was originally anticipated that the UCT would receive all of its distributions from the FOL Liquidation Trust and conclude its work within two years of its formation. During the quarter ended October 31, 2004, the FOL Liquidation Trust advised the UCT that it did not anticipate a final distribution to the UCT until the second calendar quarter of 2005 or later. While the UCT anticipated that substantially all of its claim resolution work would be completed prior to the three-year anniversary date on April 30, 2005, the UCT needed to continue its existence until it received all of its distributions from the FOL Liquidation Trust. Thus, it was necessary to apply to the Court for an extension of the UCT’s termination date to enable the holders of Beneficial Interests to receive all amounts to which they are entitled under the Plan. In March, 2005 the UCT applied to the Court for an extension of the UCT’s term until April 30, 2006, which the Court approved. On October 5, 2005, the Court approved the motion of the FOL Liquidation Trust to conclude its work and make a final distribution to its beneficiaries, including the UCT. The UCT has received its final distribution from the FOL Liquidation Trust, concluded all of its claims work and at January 31, 2006 is in the process of preparing the necessary court filings to terminate the UCT and make a final distribution. Accordingly, if the Court approves the termination of the UCT and the final distribution prior to April 30, 2006, the UCT does not anticipate requesting from the Court a further extension of the UCT’s term.

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

Similarly, Grantor Trust Statements reporting required tax information have been issued to holders of Beneficial Interests, including each grantor’s share of the income, gain, deductions, loss or credits of the UCT attributable to the UCT’s subsequent fiscal years, with the amounts so reported to be reflected on the holder of Beneficial Interest’s appropriate tax return(s).

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

Distributions

These amounts represent payments made to the holders of Allowed Claims in Class 4A, as described in Note 5. Distributions have been made to holders of Allowed Claims during the quarter ended January 31, 2006 in the aggregate amount of $269,059. Distributions of $1,341,696 were made to holders of Allowed Claims during the quarter ended January 31, 2005. Aggregate distributions since the inception of the UCT total $18,308,705, including $513,031 for court authorized lump sum settlements of three claims, and representing 10.5743% of Allowed Claims to holders who have provided taxpayer identification numbers as required by the Plan. It is anticipated that the Court will approve a motion terminating the UCT and authorizing a final distribution at a hearing during March, 2006 and that the final distribution to holders of Allowed Claims will be made shortly thereafter. The amount of the final distribution is expected to be .9182%, for a total distribution to holders of Allowed Claims of 11.4925%.

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

Reserves

No accrual has been made for potential liabilities or recoveries (including interest earned but not yet received). However, the UCT has established Disputed Claim Reserves and Other Reserves as required or allowed by the Plan and the UCT Agreement, which reserves have been established in the reasonable business judgment of the Trust Administrator.

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

Changes in net assets

Funding from FOL Liquidation Trust and Investment Income

During the quarter ended January 31, 2006, the UCT received a final distribution from the FOL Liquidation Trust in the amount of $604,661 and received interest on invested funds in the amount of $14,672. During the quarter ended January 31, 2005, the UCT received no distributions from the FOL Liquidation Trust and received interest on invested funds in the amount of $31,008. Since its inception, the UCT has received distributions from the FOL Liquidation Trust in the aggregate amount of $21,147,492. The UCT’s investments have yielded interest income in the amount of $607,350 since its inception.

Reserves

In accordance with the terms of the Plan and the Court’s reserve order for the Initial Distribution, the UCT has established reserves for Allowed and Disputed Claims. The Disputed Claims Reserve consisted of the ratable proportion of all cash allocated for distribution on account of each Disputed Claim based upon the asserted amount of each Disputed Claim or such amount as may be agreed to by the holder of the Claim and the UCT or as may otherwise be determined by the Court. As of January 31, 2006, there are no Disputed Claims remaining, with all claims resolved, and the UCT holds total reserves of $2,518,787 for Allowed Claims, including $886,545 for 254 holders of Allowed Claims who have not provided the taxpayer identification information required by the UCT Agreement. As of April 30, 2005, the UCT held total reserves of $2,569,991 for Allowed and Disputed Claims. The $51,204 decrease in the reserve for Allowed and Disputed Claims from April 30, 2005 to January 31, 2006 is the decrease in the reserve on account of distributions made to holders of Allowed Claims and resolution of Disputed Claims. At January 31, 2006, all claims had been resolved and there were no remaining Disputed Claims and the amount remaining in reserve relates solely to Allowed Claims awaiting payment.

The UCT also holds a Case Administration Expense Reserve in the amount of $686,816 as of January 31, 2006, which is to be used to fund expenses of administering the UCT, as more particularly described the Trust Expenses section below. As of April 30, 2005, the Case Administration Expense Reserve was $649,001. The $37,815 increase in the Case Administration Expense Reserve from April 30, 2005 to January 31, 2006 is the net change resulting from the $315,198 of trust expenses disbursed during the nine months ended January 31, 2006, plus the $33,013 of interest earned on invested funds from April 30, 2005 through January 31, 2006 and the $320,000 allocated to the Case Administration Expense Reserve from the Distribution Reserve for Allowed and Disputed Claims effective January 31, 2006.

Distributions

An Initial Distribution of 3.9297% of Allowed Claims was authorized by the Court and made by the UCT to holders of Allowed Claims for which required taxpayer identification information was provided on October 30, 2002 in accordance with the Initial Distribution Reserve Order, and periodically thereafter to holders of subsequently Allowed Claims. On July 30, 2003, the UCT made its Second Distribution in the amount of 4.5446% of Allowed Claims to holders of Allowed Claims for which required taxpayer identification information was provided pursuant to the reserving methodology approved by the Court for the First Reserve Motion. On March 30, 2005, the UCT made its Third Distribution in the amount of 2.1% of Allowed Claims to holders of Allowed Claims for which required taxpayer identification information was provided pursuant to the reserving methodology approved by the Court for the First Reserve Motion. This brings the total distribution to holders of Allowed Claims for which required taxpayer identification information was provided to 10.5743% of Allowed Claims as of January 31, 2006, which is the distribution rate received by holders of Allowed Claims which have been allowed subsequent to March 30, 2005.

Distributions have been made to holders of Allowed Claims during the quarter ended January 31, 2006 in the aggregate amount of $269,059. Distributions of $1,341,696 were made to holders of Allowed Claims during the quarter ended January 31, 2005. Aggregate distributions since the inception of the UCT total $18,308,705, including $513,031 in court authorized lump sum settlements of three Allowed Claims and representing 10.5743% of all other Allowed Claims for which required taxpayer identification information has been provided. It is anticipated that the Court will approve a motion terminating the UCT and authorizing a final distribution at a hearing during March, 2006 and that the final distribution to holders of Allowed Claims will be made shortly thereafter. The amount of the final distribution is expected to be .9182%, for a total distribution to holders of Allowed Claims of 11.4925%.

Outstanding Claims

On the date of inception of the UCT, there were approximately 3,450 Class 4A Claims. The UCT has filed various objections to Claims and, after notice and hearing, orders allowing and expunging claims of non-responding claimants were entered by the Court. The UCT has resolved certain other claims on a consensual basis or by order of the Court. As a result, as of January 31, 2006, there were 1859 Class 4A Claims remaining, all of which have been Allowed Claims. There are no remaining Disputed Claims and, as a result, at January 31, 2006 the UCT and its attorneys were in the process of preparing motions for filing with the Court to terminate the UCT and make a final distribution to holders of Allowed Claims.

Trust Expenses

During the quarter ended January 31, 2006, the UCT paid expenses totaling $103,831, which include trust administration, professional fees, claims resolution, and other costs. During the quarter ended January 31, 2005, the UCT paid expenses totaling $150,886. Since its inception, the UCT has paid trust expenses totaling $2,945,534. Trust expenses include the fees of the Trust Administrator, which are paid pursuant to the fee arrangement agreed to and approved by the UCTAC upon the appointment of the Trust Administrator in conjunction with confirmation of the Plan and the formation of the UCT.

Pursuant to the Plan, the UCT received an Initial Distribution of $2,705,000, which was allocated solely for trust expenses and which was to be returned to the FOL Liquidation Trust to the extent not used for such expenses. Total trust expenses incurred since the inception of the UCT exceeded the Initial Distribution of $2,705,000, and accordingly no amounts will be returned to the FOL Liquidation Trust. Until October 31, 2004, the Trust Administrator had allocated interest income to the Distribution Reserve for Allowed and Disputed Claims and reported that with the possible exception that such interest might be needed for case administration expenses, the UCT did not anticipate that any of the other funds received from the FOL Liquidation Trust and allocated to the Distribution Reserve for Allowed and Disputed claims would be needed for case administration expenses. The UCT determined during the quarter ended October 31, 2004, as allowed by the UCT Agreement, to reallocate $512,133 (which amount is equivalent to the interest earned since the inception of the UCT through October 31, 2004) from the Distribution Reserve for Allowed and Disputed Claims to the Case Administration Expense Reserve effective October 31, 2004, and to allocate interest earned in the future to the Case Administration Expense Reserve in order to provide adequate resources for the payment of case administration expenses. After the receipt of the final distribution from the FOL Liquidation Trust and in conjunction with preparation of the motion to terminate the UCT and calculation of the final distribution rate, the Trust Administrator determined that all of the interest earned since the UCT’s inception will be utilized for trust expenses and that $320,000 of the Distribution Reserve for Allowed and Disputed Claims should be allocated to the Case Administration Expense Reserve. In the unlikely event that the Trust Administrator determines prior to the final distribution that any portion of the amount so allocated to the Case Administration Expense Reserve is not needed for case administration expenses, it will be distributed to the holders of Beneficial Interests as part of the final distribution. At January 31, 2006, the UCT held $686,816 in the Case Administration Expense Reserve, which is the net amount remaining in the reserve from the Initial Distribution from the FOL Liquidation Trust of $2,705,000 distributed to the UCT for the initial funding of the Case Administration Expense Reserve, plus $607,350 of interest earned by the UCT since its inception and allocated to the Case Administration Expense Reserve and the $320,000 allocated to the Case Administration Expense Reserve effective January 31, 2006 and less the $2,945,534 of trust expenses incurred since the inception of the UCT through January 31, 2006. The $37,815 increase in the Case Administration Expense Reserve from April 30, 2005 to January 31, 2006 is the net change resulting from the $315,198 of trust expenses disbursed during the nine month period ended January 31, 2006 plus the $33,013 of interest earned on invested funds from April 30, 2005 through January 31, 2006 and the $320,000 allocated to the Case Administration Expense Reserve from the Distribution Reserve for Allowed and Disputed Claims effective January 31, 2006.

A factor in the Trust Administrator’s decision to reallocate an amount equal to interest earned to the Case Administration Expense Reserve was the FOL Liquidation Trust informing the UCT during the quarter ended October 31, 2004 that it did not anticipate a final distribution to the UCT until the second calendar quarter of 2005 or later. As discussed in Note 6 to the Financial Statements, the UCT was previously scheduled to terminate on April 30, 2005 and the UCT applied to the Court for an extension of the termination date to enable the holders of Beneficial Interests to receive all amounts to which they are entitled under the Plan, which extension to April 30, 2006 has been granted by the Court. On October 5, 2005, the Court approved the motion of the FOL Liquidation Trust to conclude its work and make a final distribution to its beneficiaries, including the UCT. If the FOL Liquidation Trust had concluded its work and made a final distribution to the UCT within two years of the UCT’s formation as originally anticipated the original $2,705,000 funding of the Case Administration Expense Reserve would have been adequate to fund all of the UCT’s trust expenses through the UCT’s termination. Even though the UCT has been required to operate for almost two years longer than originally anticipated while awaiting all distributions from the FOL Liquidation Trust, with only $320,000 of distributions allocated to the Case Administration Expense Reserve, substantially all of the distributions received from the FOL Liquidation Trust will be used for distributions to holders of Beneficial Interests and not for the funding of trust expenses. Accordingly, the amounts expended for trust expenses have not significantly impacted the distributions to the holders of Allowed Claims in Class 4A due to the separate funding of the UCT’s trust expenses and interest earned by the UCT on its investments.

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

Pursuant to the Plan, the UCT operates under the jurisdiction and supervision of the United States Bankruptcy Court for the District of Delaware and will continue to do so until the UCT is terminated pursuant to the terms of the Plan. It is anticipated that the Court will approve a motion terminating the UCT and authorizing a final distribution at a hearing during March, 2006 and that the final distribution to holders of Allowed Claims will be made shortly thereafter. The amount of the final distribution is expected to be .9182%, for a total distribution to holders of Allowed Claims of 11.4925%.

Since its inception, the UCT has filed various Omnibus Claims Objections motions with the Court in connection with bankruptcy claims resolution. All of the general unsecured claims as to which objections were previously filed have been resolved either consensually, by default order entered by the Court or by order of the Court after notice and hearing. All Disputed Claims have been resolved at January 31, 2006 and the UCT does not anticipate filing any additional Claims objections in the future except in the unlikely event that additional or amended claims are filed.

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

Date: March 8, 2006

EXHIBIT INDEX

31.	Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certificate pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.